Form 10-Q
period 2016-03-31
INTERNATIONAL SHIPHOLDING CORP
filed 2016-05-06
CIK 278041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . . . to . . . . . . . . . . . . . .
Commission File No. 001-10852

International Shipholding Corporation
(Exact name of registrant as specified in its charter)

Delaware	36-2989662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 North Water Street, Mobile, Alabama	36602
(Address of principal executive offices)	(Zip Code)

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

Common stock, $1 par value. . . . . . . .  7,393,406 shares outstanding as of April 29, 2016

INTERNATIONAL SHIPHOLDING CORPORATION

Quarterly Report on Form 10-Q for the

Three Months Ended March 31, 2016

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

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(All Amounts in Thousands Except Share Data)

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues	$53,801	$68,026

Operating Expenses
Voyage Expenses	43,077	52,211
Amortization Expense	3,079	5,187
Vessel Depreciation	5,436	5,543
Other Depreciation	225	184
Administrative and General Expenses	4,513	5,022
Impairment Loss	1,934	-
Loss on Sale of Assets	-	68
Total Operating Expenses	58,264	68,215

Operating Loss	(4,463)	(189)

Interest and Other
Interest Expense	3,121	2,668
Derivative Loss	1,438	2,810
Loss on Extinguishment of Debt	-	95
Other Income from Vessel Financing	(449)	(445)
Investment Income	(3)	(7)
Foreign Exchange Loss	-	45
	4,107	5,166
Loss Before Provision for Income Taxes and Equity in Net Income of Unconsolidated Entities	(8,570)	(5,355)

Provision for Income Taxes	26	39
Equity in Net Income of Unconsolidated Entities, net	142	893

Net Loss	$(8,454)	$(4,501)

Preferred Stock Dividends	1,305	1,305

Net Loss Attributable to Common Stockholders	$(9,759)	$(5,806)

Loss Per Common Share:
Basic	$(1.32)	$(0.79)
Diluted	$(1.32)	$(0.79)
Weighted Average Shares of Common Stock Outstanding:
Basic	7,382,966	7,308,482
Diluted	7,382,966	7,308,482

Common Stock Dividends Per Share	$-	$0.25

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(All Amounts in Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net Loss	$(8,454)	$(4,501)

Other Comprehensive Income (Loss):
Unrealized Foreign Currency Translation Loss	(14)	(61)
Change in Fair Value of Derivatives	-	240
De-Designation of Interest Rate Swap	-	2,859
Change in Funded Status of Defined Benefit Plan	168	304
Comprehensive Loss*	$(8,300)	$(1,159)

*Due to our valuation allowance referred to in Note 11 – Income Taxes, there was no net tax expense in other comprehensive income (loss) during 2016 and 2015.

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(All Amounts in Thousands Except Share Data)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and Cash Equivalents	$5,989	$9,560
Restricted Cash	1,496	1,530
Accounts Receivable, net of Allowance for Doubtful Accounts	23,352	25,787
Prepaid Expenses	8,594	8,683
Deferred Tax Asset	-	309
Other Current Assets	340	400
Notes Receivable	3,028	1,628
Material and Supplies Inventory	6,839	7,035
Assets Held for Sale	9,761	51,846
Total Current Assets	59,399	106,778

Vessels, Property, and Other Equipment, net of Accumulated Depreciation	181,720	188,577
Deferred Charges, net of Accumulated Amortization	23,048	23,037
Due from Related Parties	1,419	1,415
Notes Receivable	36,333	24,140
Investment in Unconsolidated Entities	314	187
Other Long-Term Assets	2,854	2,168
Total Assets	$305,087	$346,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Maturities of Long-Term Debt, net	$113,721	$156,807
Accounts Payable and Other Accrued Expenses	65,124	60,496
Total Current Liabilities	178,845	217,303

Incentive Obligation	2,302	2,455
Deferred Gains, net of Accumulated Amortization	21,347	14,944
Other	24,339	25,268

Stockholders' Equity:
Preferred Stock, $1.00 Par Value, 2,000,000 shares authorized:
9.50% Series A Cumulative Perpetual Preferred Stock, 250,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	250	250
9.00% Series B Cumulative Perpetual Preferred Stock, 316,250 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	316	316
Common Stock, $1.00 Par Value, 20,000,000 shares authorized, 7,393,406 and 7,333,406 shares outstanding at March 31, 2016 and December 31, 2015, respectively	8,811	8,783
Additional Paid-In Capital	141,691	141,497
Retained Deficit	(35,512)	(27,058)
Treasury Stock 1,388,078 shares at March 31, 2016 and December 31, 2015	(25,403)	(25,403)
Accumulated Other Comprehensive Loss	(11,899)	(12,053)
Total Stockholders' Equity	78,254	86,332

Total Liabilities and Stockholders' Equity	$305,087	$346,302

The accompanying notes are an integral part of these statements.

INTERNATIONAL SHIPHOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All Amounts in Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net Loss	$(8,454)	$(4,501)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	5,661	5,727
Amortization of Deferred Charges	3,575	4,840
Amortization of Intangible Assets	-	626
Non-Cash Share Based Compensation	233	2
Equity in Net Income of Unconsolidated Entities	(142)	(893)
Impairment Loss	1,934	-
Loss on Sale of Assets	-	68
Loss on Extinguishment of Debt	-	95
Loss on Foreign Currency Exchange	-	45
Loss on Derivatives	1,438	2,810
Amortization of Deferred Gains	(855)	(948)
Other Reconciling Items, net	(77)	110
Changes in operating assets and liabilities, net of disposals:
Deferred Drydocking Charges	(2,942)	(5,515)
Accounts Receivable	2,440	(878)
Inventory and Other Current Assets	140	3,906
Other Assets	(800)	-
Accounts Payable and Accrued Liabilities	2,618	(3,839)
Other Long-Term Liabilities	(229)	250
Net Cash Provided by Operating Activities	4,540	1,905

Cash Flows from Investing Activities:
Purchases of and Capital Improvements to Property and Equipment	(1,549)	(3,250)
Net Change in Restricted Cash Account	34	1,003
Cash Proceeds from the State of Louisiana	-	122
Cash Proceeds from Sale of Assets	5,093	2,861
Cash Proceeds from Receivable Settlement	-	3,890
Proceeds from Payments on Note Receivables	407	670
Net Cash Provided by Investing Activities	3,985	5,296

Cash Flows from Financing Activities:
Proceeds from Line of Credit	-	5,000
Payments on Line of Credit	-	(2,500)
Principal Payments on Debt	(12,010)	(5,890)
Additions to Deferred Financing Charges	(86)	(28)
Dividends Paid	-	(3,133)
Net Cash Used In Financing Activities	(12,096)	(6,551)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,571)	650
Cash and Cash Equivalents at Beginning of Period	9,560	21,133
Cash and Cash Equivalents at End of Period	$5,989	$21,783

Supplemental disclosure of non-cash investing and financing activities:
Purchases of and Capital Improvements to Property and Equipment included in Accounts Payable and Accrued Liabilities	$7,803	$823
Proceeds from the Sale of Assets paid directly to lenders for Principal Payments on Debt	$30,765	$13,494

The accompanying notes are an integral part of these statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2016

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

Financial Position

We operate a diversified fleet of U.S. and International flag vessels that provide international and domestic maritime transportation services.

Since 2014, we have suffered substantial losses and encountered significant challenges related to complying with our debt covenants and meeting our minimum liquidity requirements to operate. Between late 2014 and mid-2015, we sold various assets to raise cash and improve our financial position. We also took various other steps to improve our liquidity, including eliminating our dividends, laying up vessels and reducing our costs. In addition, in June of 2015, we initiated efforts to refinance all of our debt and operating leases by September 30, 2015, and thereafter sought to raise funds by either selling debt securities or borrowing funds from financial institutions. We also requested limited debt covenant waivers as of September 30, 2015 from all of our lenders and lessors in case our attempts to refinance our debt and leases were unsuccessful. By early October 2015, we withdrew our efforts to refinance our debt, began negotiations with all of our lenders and lessors to receive additional limited waivers and began to formulate a new strategy designed to improve our liquidity and financial position.

On October 21, 2015, our Board of Directors approved a plan (“Strategic Plan”) to restructure the Company by focusing on our three core segments - the Jones Act, PCTC and Rail-Ferry segments. Since that date, we have modified that plan in response to new developments, including our efforts to sell assets and discussions with our lenders, lessors, directors and others. Throughout this Form 10-Q, we use the term “Strategic Plan” specifically to refer to the Board approved plan to restructure the Company, as modified through the date hereof.  The Strategic Plan, as originally approved by the Board, contemplated that we would, among other things (i) divest of one international-flagged PCTC vessel, one inactive Jones Act tug/barge unit and certain businesses and contracts during the fourth quarter of 2015, (ii) divest all of our vessels, minority investments and contracts included in our Dry Bulk Carriers, Specialty Contracts and Other segments, as well as sell or enter into a sale leaseback of our office building being constructed in New Orleans by March 31, 2016, (iii) divest of certain brokerage contracts by June 30, 2016, (iv) apply substantially all of the net proceeds from these divestitures to discharge indebtedness and (v) reduce our operating and administrative costs. We presented the Strategic Plan to all of our lenders and lessors, and on or about November 16, 2015, we were successful in obtaining an additional set of limited debt covenant waivers through March 31, 2016 and received relief from testing compliance of most of these covenants until June 30, 2016. These waivers were temporary one-time waivers, and the lenders and lessors had no obligation, express or implied, to waive any other defaults or grant any other extensions. The waivers were contingent upon our continued performance with the terms of the credit facilities, as amended, including newly-imposed requirements to timely implement the Strategic Plan and to apply substantially all of the net proceeds from the asset sales contemplated by such plan to retire debt owed under such facilities.

We are currently in default on our loan agreements. In February of 2016, we received letters of default from three of our secured lenders as a result of failing to timely execute the sale of certain assets and failing to meet certain financial covenants. Since then, we defaulted under several other provisions of our credit facilities, including certain payment defaults. While our principal lenders had the right to remedy the events of default at any time, they subsequently agreed to defer payments or forbear from exercising these rights in the short term under the terms and conditions specified below in Note 22 – Subsequent Events. While none of our lenders or lessors have exercised their full rights under the credit facilities, including calling for immediate full payment, we cannot assure you that they will not exercise their rights in the future.  As a result of the matters described herein, including the uncertainty regarding our ability to fully execute the Strategic Plan, our secured lenders’ abilities to demand payment and foreclose on our vessels under our debt agreements and our limited refinancing prospects, there is substantial doubt about our ability to continue as a going concern.

Because of the uncertainties associated with our ability to implement the Strategic Plan within the required time constraints, since September 30, 2015, we have classified all of our debt obligations (net of deferred debt issuance costs), which were approximately $113.7 million at March 31, 2016, as current, which has caused our current liabilities to far exceed our current assets since such date. While we have classified all of our outstanding debt as current on our consolidated balance sheet as of March 31, 2016, none of our creditors have thus far accelerated our debt and demanded immediate full payment prior to a mutually agreed upon maturity date (except for mandatory prepayments in connection with the sale of specified collateral).

During the first quarter of 2016, we completed the sale of the remaining assets in our Dry Bulk Carriers segment (consisting of two handysize vessels and one capesize vessel) and our 30% investment in two chemical and two asphalt tankers. Additionally, we exchanged our equity share in mini-bulkers for a 2008 mini-bulk carrier. Immediately following the exchange, we sold the 2008 mini-bulker to an Indonesian shipping company, and on April 1, 2016, we commenced providing technical services for this vessel on behalf of its owner. We intend to report all revenues from the services we provide on this vessel within our Specialty Contracts segment.

By the end of the first quarter of 2016, the remaining assets originally identified for disposal by the Strategic Plan were as follows: (i) the inactive tug included in our Jones Act segment, (ii) our New Orleans office building, and (iii) a small, non-strategic portion of our operations that owns and operates a certified rail-car repair facility near the port of Mobile, Alabama. Accordingly, we continued to classify these assets as held for sale as of March 31, 2016.

During the first quarter of 2016, we recorded non-cash impairment charges of approximately $1.9 million – refer to Note 3 – Impairment Loss for further discussion.

On April 7, 2016, we sold our New Orleans office building in exchange for relief from amounts owed to the construction company, which we included in accounts payable and other accrued expenses on our Condensed Consolidated Balance Sheet at March 31, 2016. Additionally, we finalized the sale of our Jones Act inactive barge in April of 2016 and applied the net proceeds to reduce outstanding debt. See Note 22 – Subsequent Events.

As of the date of this report, the divestitures we have made thus far have been limited to those identified under the Strategic Plan, as well as one Jones Act inactive barge. The proceeds from these transactions have allowed us to reduce our gross debt obligations, in addition to regularly-scheduled principal payments, by approximately $82.3 million. Based on our current financial position and weak conditions in the shipping industry, we believe it is highly unlikely that we will be able to refinance all of our existing indebtedness in the near term.  As such, as we continue our efforts to improve our liquidity and leverage levels, we will monitor the feasibility of other potential actions that could help us attain similar results, including divesting of assets within our core segments – Jones Act, Rail-Ferry, and PCTC.

For more information on our Strategic Plan and current debt compliance matters, see Note 5 – Debt and Lease Obligations and Note 22 – Subsequent Events.

Basis of Presentation

We have prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the SEC and as permitted hereunder, we have omitted certain information and footnote disclosures required by GAAP for complete financial statements.  We recommend you read these interim statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.  The Condensed Consolidated Balance Sheet as of December 31, 2015 included in this report has been derived from the audited financial statements at that date.

The foregoing 2016 interim results are not necessarily indicative of the results of operations for the full year 2016.  Management believes that it has made all adjustments necessary, consisting only of normal recurring adjustments, for a fair statement of the information presented.

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

Revenues and expenses relating to our Rail Ferry, Jones Act, and Specialty Contracts segments’ voyages are recorded over the duration of the voyage.  Our voyage expenses are estimated at the beginning of the voyages based on historical actual costs or from industry sources familiar with those types of charges.  As the voyage progresses, these estimated costs are revised with actual charges and timely adjustments are made.  Based on our prior experience, we believe there is not a material difference between recording estimated expenses ratably over the voyage versus the actual expenses recorded as incurred.  Revenues and expenses relating to our other vessels’ voyages, which require limited estimates or assumptions, are recorded when earned or incurred during the reporting period.

We have eliminated intercompany balances, accounts, and transactions in consolidation.

Certain previously reported amounts have been reclassified to conform to the 2016 presentation.  Specifically, we have reclassified from other long-term liabilities approximately $14.9 million of deferred gains, net of accumulated amortization, on our Condensed Consolidated Balance Sheet as of December 31, 2015. Additionally, in connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, we included certain non-cash transactions in the change of both cash proceeds from sale of assets (investing) and principal payments on long term debt (financing) when preparing our Consolidated Statement of Cash Flow. Accordingly, we prepared our Consolidated Statement of Cash Flows for the six and nine months ended June 30, 2015 and September 30, 2015, respectively, on that basis. We subsequently concluded that including those transactions within the cash provided by investing activities and cash used in financing activities was an error. Accordingly, we prepared our Consolidated Statement of Cash Flow for the year ended December 31, 2015 to exclude the non-cash transactions, thereby reducing cash proceeds from sale of assets and reducing principal payments on long term debt by approximately $13.5 million and disclosed these non-cash transactions within Note B – Supplemental Cash Flow Information of our Annual Report on Form 10-K for the year ended December 31, 2015. The revisions did not impact net cash provided by operating activities. Pursuant to the guidance of Staff Accounting Bulletin No. 99, “Materiality”, the Company evaluated the materiality of these amounts quantitatively and qualitatively and has concluded that the amounts described above were not material to any of its quarterly financial statements or trends of financial results. We have revised our Consolidated Statement of Cash Flow to exclude these non-cash transactions of approximately $13.5 million for the three months ended March 31, 2015.

NOTE 2 – OPERATING SEGMENTS

Prior to adopting our Strategic Plan, we operated six separate segments – Jones Act, Pure Car Truck Carriers, Dry Bulk Carriers, Rail Ferry, Specialty Contracts, and Other. We distinguish our segments primarily by the market in which the segment assets are deployed, the physical characteristics of those assets, and the type of services provided to our customers. We report in the Other segment the results of several of our subsidiaries that provide ship and cargo charter brokerage, ship management services and agency services to our operating subsidiaries as well as third party customers. Also included in the Other segment are corporate related items, results of insignificant operations, and income and expense items not allocated to the other reportable segments. We manage each reportable segment separately, as each requires different resources depending on the nature of the contract or terms under which the vessels within the segment operate.

We use “gross voyage profit” as the primary measure for our segments’ profitability to assist our chief operating decision makers in monitoring and managing our business. Due to the diversity across our segments, we believe measuring gross voyage profit is the most efficient way of measuring contribution margins by segment. We define gross voyage profit as the sum of revenue, less voyage expense, less amortization expense plus the results from our unconsolidated entities. Historically, we have included the results of two of our unconsolidated entities, Oslo Bulk, AS and Oslo Bulk Holding Pte. Ltd., in our Dry Bulk Carriers segment, the results of Terminales Transgolfo, S.A. de C.V., in our Rail Ferry segment, and the results of our remaining unconsolidated entities, Saltholmen Shipping Ltd and Brattholmen Shipping Ltd in our Specialty Contracts segment. We do not allocate the following to our segments: (i) administrative and general expenses, (ii) (gain) loss on sale of other assets, (iii) derivative (gain) loss, (iv) income taxes, (v) impairment loss, (vi) loss on extinguishment of debt, (vii) other income from vessel financing, (viii) investment income, and (ix) foreign exchange loss.  Intersegment revenues are based on market prices and include revenues earned by our subsidiaries that provide specialized services to our operating companies, which we eliminate in consolidation.

In connection with the implementation of our Strategic Plan, by the end of the first quarter of 2016, we had sold or exchanged all of the assets formerly included in our Dry Bulk Carriers segment. Accordingly, effective during first quarter of 2016, we have discontinued reporting under this segment. For more information regarding these disposals and the disposal of other of our unconsolidated entities, refer to Note 7 – Unconsolidated Entities.

As our financial position continues to change and as new or different divestiture opportunities arise, the number of vessels operated by us will continue to decrease, our operations will be further reconfigured and our fleet will be less diversified. Although the implementation of our Strategic Plan has reduced the number of our vessels and operating segments, we do not believe that the plan has significantly changed our business strategy or our historical practices.

RESULTS OF OPERATIONS

three MONTHS ENDED March 31, 2016

COMPARED TO THE three MONTHS ENDED March 31, 2015

(All Amounts in Thousands)		Pure Car
	Jones	Truck	Dry Bulk	Rail	Specialty
	Act	Carriers	Carriers	Ferry	Contracts	Other	Total
2016
Fixed Revenue	$22,746	$11,577	$-	$-	$7,169	$-	$41,492
Variable Revenue	-	4,981	-	6,775	439	114	12,309
Total Revenue	22,746	16,558	-	6,775	7,608	114	53,801
Voyage Expenses	17,019	14,131	-	5,428	6,423	76	43,077
Amortization Expense	2,216	556	-	254	53	-	3,079
(Income) of Unconsolidated Entity	-	-	-	(142)	-	-	(142)
Gross Voyage Profit*	$3,511	$1,871	$-	$1,235	$1,132	$38	$7,787

Gross Voyage Profit Margin	15%	11%	-	18%	15%	-	14%

2015
Fixed Revenue	$24,595	$14,247	$1,868	$-	$10,571	$-	$51,281
Variable Revenue	-	7,533	1,255	7,534	185	238	16,745
Total Revenue	24,595	21,780	3,123	7,534	10,756	238	68,026
Voyage Expenses	18,590	17,020	2,580	6,635	7,557	(171)	52,211
Amortization Expense	3,828	715	61	285	298	-	5,187
(Income) Loss of Unconsolidated Entities	-	-	(635)	74	(332)	-	(893)
Gross Voyage Profit*	$2,177	$4,045	$1,117	$540	$3,233	$409	$11,521

Gross Voyage Profit Margin	9%	19%	36%	7%	30%	-	17%

* Excludes Depreciation Expense

The following table is a reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements:

(All Amounts in Thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues	$53,801	$68,026

Voyage Expenses	43,077	52,211
Amortization Expense	3,079	5,187
Net Income of Unconsolidated Entities	(142)	(893)

Gross Voyage Profit	7,787	11,521

Vessel Depreciation	5,436	5,543
Other Depreciation	225	184

Gross Profit	2,126	5,794

Other Operating Expenses:
Administrative and General Expenses	4,513	5,022
Impairment Loss	1,934	-
Loss on Sale of Other Assets	-	68
Less: Net Income of Unconsolidated Entities	142	893
Total Other Operating Expenses	6,589	5,983

Operating Loss	$(4,463)	$(189)

NOTE 3 – IMPAIRMENT LOSS

We test long-lived assets for impairment when events or circumstances indicate that the carrying value of a particular asset may not be recoverable. Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2015, we received offers to purchase certain of our Jones Act vessels for prices below their book values. These vessels were the inactive tug identified under the Strategic Plan, as well as an inactive barge and an inactive harbor tug. Using these offer prices to approximate fair value, we recorded the following non-cash impairment charges: (i) $0.4 million related to the inactive tug identified under the Strategic Plan, (ii) $0.9 million related to the inactive barge, and (iii) $0.1 million to fully write off the value of the inactive harbor tug. The inactive barge was not classified as held for sale at March 31, 2016 as its sale required lender approval.  As noted in Note 22 – Subsequent Events, during April 2016 we received this lender approval and sold the vessel.

Additionally, during the first quarter of 2016, we pursued several contracting opportunities for our belt self-unloading bulk carrier, which is included in the Jones Act segment. Based on the input we received from prospective customers, we determined at the end of the first quarter of 2016 that it was unlikely that we will deploy this vessel into service within our Gulf of Mexico operations; as a result, we wrote off approximately $0.4 million related to capital costs specific to Gulf of Mexico contracts.

Based on the final closing costs of our New Orleans office building, we recorded additional non-cash impairment charges of approximately $0.1 million to further reduce this asset to fair market value less costs to sell. We finalized the sale of this asset subsequent to March 31, 2016 - see Note 22 – Subsequent Events for further discussion.

NOTE 4 – ASSETS HELD FOR SALE

Since 2014, we have encountered certain challenges related to complying with our debt covenants and overall liquidity restraints. In an attempt to strengthen our financial position, on October 21, 2015, our Board of Directors approved a plan to restructure the Company to reduce our debt to more manageable levels and to increase our liquidity. Since that date, we have modified the Strategic Plan in response to new developments, including our efforts to sell assets and our ongoing discussions with our lenders, lessors, directors and others.

Pursuant to the Strategic Plan, as amended, we classified the following assets as held for sale at December 31, 2015: (i) the assets in our Dry Bulk Carriers segment, (ii) the inactive tug included in our Jones Act segment, (iii) our minority interests in mini-bulkers in our Dry Bulk Carriers segment, (iv) our minority interests in chemical and asphalt tankers in our Specialty Contracts segment, (v) our

New Orleans office building, and (vi) a small, non-strategic portion of our operations that owns and operates a certified rail-car repair facility near the port of Mobile, Alabama.

During the first quarter of 2016, we completed the following sales:

•

We  sold our two handysize vessels for cash proceeds of approximately $20.7 million, which we used to partially pay down the related debt of $25.1 million. Prior to sale, these vessels were included in our Dry Bulk Carriers segment and had previously been written down to fair value less costs to sell.

•

We sold our capesize bulk carrier for cash proceeds of approximately $10.1 million, which was used to pay off the related debt of $8.6 million. We used the remaining sales proceeds of $1.5 million to pay down the outstanding principal balance on the handysize vessels discussed above. Prior to sale, this vessel was also included in our Dry Bulk Carriers segment and had previously been written down to fair value less costs to sell.

•

We exchanged our 25% and 23.68% shareholding interests in Oslo Bulk AS and Oslo Bulk Holding Pte Ltd, respectively, which together deployed fifteen mini-bulkers in the spot market or on short- to medium-term time charters, for a 2008 mini-bulker. Prior to the exchange, these interests were included in our Dry Bulk Carriers segment. Immediately following the exchange, we sold the 2008 mini-bulker, and on April 1, 2016, we commenced providing technical services for this vessel on behalf of its owner. We intend to report all revenues from these services within our Specialty Contracts segment.

•

We sold our 30% interests in Saltholmen Shipping Ltd and Brattholmen Shipping Ltd, which were organized to purchase and operate two newbuilding chemical tankers and two asphalt tankers, for $5.7 million and $1.5 million, respectively.

As of March 31, 2016, we continued to classify as held for sale the following assets: (i) the inactive tug included in our Jones Act segment, (ii) our New Orleans office building, and (iii) a small, non-strategic portion of our operations that owns and operates a certified rail-car repair facility near the port of Mobile, Alabama. While we continue to actively market these assets, we have ceased depreciating them. Subsequent to March 31, 2016, we sold our New Orleans office building in exchange for relief from amounts owed to the construction company, which we included in accounts payable and other accrued expenses on our Condensed Consolidated Balance Sheet at March 31, 2016. For further discussion regarding this sale, refer to Note 22 – Subsequent Events.

NOTE 5 – DEBT AND LEASE OBLIGATIONS

The Company and its domestic subsidiaries (which we sometimes refer to as the “credit parties”) are indebted under five secured financing agreements. We have pledged, among other things, all of the vessels that we own to secure our obligations under these agreements. All five of our principal credit agreements require us to comply with various loan covenants, including financial covenants that require minimum levels of net worth, working capital, liquidity, and interest expense or fixed charges coverage and a maximum amount of debt leverage. Since early 2014, we have struggled to meet certain of our required debt covenants. Consequently, we solicited and received from our lenders amendments to or waivers from various of these covenants to assure our compliance therewith as of the end of the first, third, and fourth quarters of 2014 and the end of the first, second, third and fourth quarters of 2015. For more complete information regarding these historical waivers, see the discussion of our debt covenant compliance set forth in our periodic reports filed since January 1, 2014 with the SEC and as set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

Since late September 2015, our lenders and lessors have provided a series of additional default waivers, including waivers granted in connection with recent credit facility amendments entered into on or prior to November 16, 2015. These amendments also effected a series of additional substantive amendments to each of our credit facilities, including but not limited to accelerated repayment terms, increased interest rates, and required asset divestitures by specified milestone deadlines and at specified amounts. Since November 16, 2015, we have received various additional types of relief from our lenders to address certain covenant defaults and to authorize changes to our divestiture plans. Please refer to Note F – Debt Obligations of our Annual Report on Form 10-K for the year ended December 31, 2015 and the additional disclosures herein  for further details regarding these waivers and amendments.

We are currently in default on our loan agreements. In February of 2016, we received letters of default from three of our secured lenders as a result of failing to timely execute the sale of certain assets and failing to meet certain financial covenants. Since then, we defaulted under several other provisions of our credit facilities, including certain payment defaults. While our principal lenders had the right to remedy the events of default at any time, they subsequently agreed to defer payments or forbear from exercising these rights in the short term under the terms and conditions specified below in Note 22 – Subsequent Events. While none of our lenders or lessors have exercised their full rights under the credit facilities, including calling for immediate full payment, we cannot assure you that they will not exercise their rights in the future.  As a result of the matters described herein, including the uncertainty regarding our ability to fully execute the Strategic Plan, our secured lenders’ abilities to demand payment and foreclose on our vessels under our debt agreements and our limited refinancing prospects, there is substantial doubt about our ability to continue as a going concern.

During the first quarter of 2016, we made principal payments on debt of approximately $12.0 million. Of these payments, approximately $5.0 million was related to regularly-scheduled principal payments and $7.0 million was related to various requirements from lenders imposed in connection with transactions undertaken pursuant to our Strategic Plan. Additionally, we sold our two handysize vessels and capesize bulk carrier, all of the proceeds of which were furnished directly to our lenders, resulting in approximately $30.8 million in non-cash activity that reduced our consolidated indebtedness.

Because of the uncertainties associated with our ability to implement the Strategic Plan within the required time constraints, since September 30, 2015, we have classified all of our debt obligations (net of deferred debt issuance costs), which were approximately $113.7 million at March 31, 2016, as current, which has caused our current liabilities to far exceed our current assets since such date.  While we have classified all of our outstanding debt as current on our consolidated balance sheet as of March 31, 2016, none of our creditors have thus far accelerated our debt and demanded immediate full payment prior to a mutually agreed upon maturity date (except for mandatory prepayments in connection with the sale of specified collateral).

As of March 31, 2016 and December 31, 2015, we had deferred debt issuance costs of approximately $3.3 million and $3.0 million, respectively, which we include as an offset to current maturities of long-term debt on our Condensed Consolidated Balance Sheets. Amortization expense related to these charges was $0.4 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

Credit Facility

We currently maintain a senior secured credit facility with a syndicate of lenders led by Regions Bank, which was comprehensively amended on November 13, 2015 (as so amended, the “Credit Facility”). At March 31, 2016, we had an aggregate of $65.8 million of credit outstanding under the Credit Facility, consisting of (i) $31.0 million of borrowings under the revolving credit facility component thereof (the “LOC”), (ii) $28.0 million under the term loan facility component thereof and (iii) $6.8 million of letters of credit issued under the LOC.  We currently have no additional borrowing capacity under this facility.  For more information, refer to “Recent Financing Agreement Waivers and Amendments” below.

Under the Credit Facility, each of our domestic subsidiaries is a joint and several co-borrower. The obligations of all the borrowers under this facility are secured by all personal property of the borrowers, excluding certain real property, but including the U.S. flagged vessels owned by our domestic subsidiaries and collateral related to such vessels. Several of our international-flagged vessels are pledged as collateral securing several of our other secured debt facilities.

The Credit Facility includes usual and customary covenants and events of default for credit facilities of its type, including, among others, (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes, to incur liens or to engage in various other transactions or activities and (ii) various financial covenants, including those stipulating as of March 31, 2016 that we maintain a consolidated leverage ratio not to exceed 5.0 to 1.0, an EBITDAR to fixed charges ratio of at least 1.05 to 1.0, liquidity of not less than $20.0 million, and a consolidated net worth of not less than the sum of $228.0 million, minus impairment losses, plus 50% of our consolidated net income earned after December 31, 2011, excluding impairment loss, plus 100% of the proceeds of all issuances of equity interests received after December 31, 2011 (with all such terms or amounts as defined in or determined under the Credit Facility). Since December 31, 2015, the lenders have agreed to waive our non-compliance with the consolidated net worth, minimum liquidity, consolidated fixed charge coverage ratio and the consolidated leverage ratio covenants through March 31, 2016. For more information, refer to “Recent Financing Agreement Waivers and Amendments” within Note F – Debt Obligations of our Annual Report on Form 10-K for the year ended December 31, 2015.

Other Financing Agreements

As of March 31, 2016 and December 31, 2015, our debt obligations were as follows:

(All Amount in Thousands)	Interest Rate		Maturity	Total Principal Due
Description of Secured Debt	March 31, 2016	December 31, 2015	Date	March 31, 2016	December 31, 2015
ING – Variable Rate [1]	-%	4.6930%	2018	$-	$8,589
ING – Variable Rate [1]	4.9106	4.6947-4.7336	2018	1,851	25,146
ING – Variable Rate [1]	-	4.8199	2018	-	2,800
Capital One N.A. – Variable Rate [2]	2.7885	2.5938	2017	6,274	6,904
Regions – Variable Rate [3]	9.6900	9.4400	2017	27,965	33,090
Regions Line of Credit [3]	9.6900	9.4400	2017	31,000	31,000
DVB Bank SE – Fixed Rate [4]	6.3500	6.3500	2020	32,348	33,664
RBS – Variable Rate [5]	4.1874	3.9900	2021	17,632	18,651
				117,070	159,844
		Less: Current Maturities		(113,721)	(156,807)
		Less: Debt Issuance Costs		(3,349)	(3,037)
		Long-Term Debt		$-	$-

1.We entered into a variable rate financing agreement with ING Bank N.V, London branch in August 2010 for a seven year facility to finance the construction and acquisition of three handysize vessels.  Pursuant to the terms of the facility, the lender agreed to provide a secured term loan facility divided into two tranches which corresponded to the vessel delivery schedule.  Tranche I covered the first two vessels delivered with Tranche II covering the last vessel.  Tranche I was fully drawn in the amount of $36.8 million, and Tranche II fully drawn at $18.4 million We entered into a variable rate financing agreement with ING Bank N.V., London branch in June 2011 for a seven year facility to finance the acquisition of a capesize vessel and a supramax bulk carrier newbuilding, both of which we acquired a 100% interest in as a result of our acquisition of Dry Bulk.  Pursuant to the terms of the facility, the lender agreed to provide a secured term loan facility divided into two tranches: Tranche A, fully drawn in June 2011 in the amount of $24.1 million, and Tranche B, providing up to $23.3 million of additional credit. Under Tranche B, we drew $6.1 million in November 2011 and $12.7 million in January 2012. In order to aid in the collateral value coverage covenant, both of the above facilities were merged into one facility without altering the debt maturities or terms of our indebtedness. Effective November 4, 2015, the interest rate was increased from LIBOR plus 2.5% to LIBOR plus 4.5%. For other changes to the credit facility, refer to “Recent Financing Agreement Waivers and Amendments” within Note F – Debt Obligations of our Annual Report on Form 10-K for the year ended December 31, 2015.

2.In December 2011, we entered into a variable rate financing agreement with Capital One N.A. for a five year facility totaling $15.7 million to finance a portion of the acquisition price of a multi-purpose ice strengthened vessel. This loan requires us to make 59 monthly payments with a final balloon payment of $4.7 million in January 2017.

3.Our original senior secured Credit Facility was scheduled to mature on September 24, 2018 and included a term loan facility in the principal amount of $45.0 million and a LOC in the principal amount of up to $40.0 million. The LOC facility originally included a $20.0 million sublimit for the issuance of standby letters of credit and a $5.0 million sublimit for swingline loans. As discussed above, on November 13, 2015, the Credit Facility was amended. The maturity date was accelerated to July 20, 2017. Additionally, the interest rate increased from LIBOR plus 3.5% to LIBOR plus 9.25% which is effective from November 13, 2015 through June 30, 2016 and LIBOR plus 10.0% from July 1, 2016 through July 20, 2017.  For other changes to the credit facility, refer to “Recent Financing Agreement Waivers and Amendments” within Note F – Debt Obligations of our Annual Report on Form 10-K for the year ended December 31, 2015.

4.We entered into a fixed rate financing agreement with DVB Bank SE, on August 26, 2014 in the amount of $38.5 million, collateralized by our 2007 PCTC at a rate of 4.35% with 24 quarterly payments and a final balloon payment of $20.7 million in August 2020.  This loan requires us to pre-fund a one-third portion of the upcoming quarterly scheduled debt payment, which, at March 31, 2016, constituted $0.5 million and is included as restricted cash on our Condensed Consolidated Balance Sheet. Effective November 4, 2015, the interest rate increased from 4.35% to 6.35%. For other changes to the credit facility, refer to “Recent Financing Agreement Waivers and Amendments” within Note F – Debt Obligations of our Annual Report on Form 10-K for the year ended December 31, 2015.

5.We have a $23.0 million loan with Citizens Asset Finance (formerly RBS Asset Finance) that is collateralized by one of our 1999 PCTCs at a variable rate equal to the 30-day Libor rate plus 2.75% payable in 84 monthly installments with the final payment due August 2021. Late in 2015, this loan agreement was amended to include an increase to the annual interest rate of 1.0%  and in April 2016 this loan agreement was further amended to include an additional increase to the annual interest rate of 0.5%. For additional changes to this facility, refer to “Recent Financing Agreement Waivers and Amendments” within Note F – Debt Obligations of our Annual Report on Form 10-K for the year ended December 31, 2015.

During the first quarter of 2015, we paid off approximately $13.5 million in debt in connection with the sale of one of our handysize vessels. Additionally, we wrote off approximately $95,000 of unamortized loan costs associated with the debt instrument which is reflected in loss on extinguishment of debt on our Condensed Consolidated Statements of Operations.

Operating Lease Obligations

As of March 31, 2016, we held two container vessels and two multi-purpose vessels under operating contracts, as well as a 2008 mini-bulk carrier that we exchanged for our minority investments in two unconsolidated entities and subsequently sold during the first quarter of 2016. Additionally, we held seven vessels under bareboat charter or lease agreements, which included the molten-sulphur carrier in our Jones Act segment, two PCTCs, and two tankers and two multi-purpose heavy lift dry cargo vessels in our Specialty Contracts segment.

As of March 31, 2016, we held three vessels under operating lease contracts, which included the molten-sulphur carrier in our Jones Act segment and the two PCTCs discussed above. These lease agreements impose certain financial covenants, including defined minimum working capital and net worth requirements, and prohibit us from incurring, without the lessor’s prior written consent, additional debt or lease obligations, subject to certain specified exceptions. These financial covenants are generally similar, but not identical, to the financial covenants set forth under our Credit Facility discussed above. Additionally, our vessel operating lease agreements contain early buy-out options and fair value purchase options that enable us to purchase the vessels under certain specified circumstances. In the event that we default under any of our operating lease agreements, we may be forced to buy back the three vessels for a stipulated aggregate loss value of approximately $70.6 million as of March 31, 2016.  As discussed further in Note 22 – Subsequent Events, (i) one of our lessors has executed a contingent agreement to defer through May 15, 2016 receipt of certain specified payments and (ii) the other two lessors have declined to execute similar deferral agreements, and thereby have retained all of their rights to declare us in default under the leases and to exercise all of their default remedies, including forcing us to buy back the vessels leased from them at the prices stipulated in the leases.

As of March 31, 2016, we had deferred gains related to certain of these leased vessels. As of March 31, 2016, the unamortized balance of these deferred gains was $22.5 million, of which $21.3 million was included in other long-term liabilities and $1.2 million was included in accounts payable and accrued expenses. As of December 31, 2015, the unamortized balance of these deferred gains was $15.3 million, of which $14.9 million was included in other long-term liabilities and $0.4 million was included in accounts payable and accrued expenses. During the three months ended March 31, 2016, we had additional deferred gains of $8.1 million related to the sale of our 2008 mini-bulk carrier, which was slightly offset by amortization expense of $0.9 million.

Other Lease Obligations

We also conduct certain of our operations from leased office facilities. In 2008, we executed a lease agreement, which expires in June of 2018, for office space in New York, New York to house our brokerage operations. In 2013, we executed a five year lease agreement for office space in Tampa, Florida housing our UOS employees. The lease calls for graduated payments in equal amounts over the 60-month term of the lease. In addition to the Tampa office, we have a month to month lease agreement for our Shanghai, China office space, which we are currently in the process of closing.

We are in the process of relocating our corporate headquarters from Mobile, Alabama to New Orleans, Louisiana. We expect the transition to be completed by the second quarter of 2017. We estimate that we will be committed to pay up to approximately $2.7 million for the early cancelation of our Mobile office lease.  We received two grants from the State of Louisiana of approximately $5.2 million and $5.1 million, which will partially offset costs related to the New Orleans office building and other relocation expenses, respectively.

Recent Financing Agreement Waivers and Amendments

During the first quarter of 2016, we executed additional amendments with each of our lenders and lessors. The substance of each of these amendments included extending the deadlines to certain transactions that were part of our Strategic Plan, including the sales of our inactive Jones Act barge, rail repair facility, certain contracts and the sale or sale leaseback of our New Orleans office building. In addition to approving the aforementioned extensions, certain of our lenders and lessors approved the substitution of the sale of certain assets, certain lower specified divestiture prices, and redefining the definition of EBITDA to include non-cash gains and losses. In connection with entering into these amendments, we have further agreed to pay various fees to our lenders and lessors and to reimburse them for various of their costs incurred in connection with the amendments or their future monitoring of our financial position or performance. We have also agreed to take or omit to take various other actions designed to protect the interest of the creditors, including agreements to create various earnings or retention accounts, to provide enhanced information about our financial position or performance, to deliver certain appraisals and to provide certain subordination undertakings.

We are currently in default on our loan agreements. In February of 2016, we received letters of default from three of our secured lenders as a result of failing to timely execute the sale of certain assets and failing to meet certain financial covenants. Since then, we defaulted under several other provisions of our credit facilities, including certain payment defaults. While our principal lenders had the right to remedy the events of default at any time, they subsequently agreed to defer payments or forbear from exercising these rights in the short term under the terms and conditions specified below in Note 22 – Subsequent Events. While none of our lenders or lessors have exercised their full rights under the credit facilities, including calling for immediate full payment, we cannot assure you that they will not exercise their rights in the future.  As a result of the matters described herein, including the uncertainty regarding our ability to fully execute the Strategic Plan, our secured lenders’ abilities to demand payment and foreclose on our vessels under our debt agreements and our limited refinancing prospects, there is substantial doubt about our ability to continue as a going concern.

The descriptions of our recent credit facility amendments set forth above are general summaries only and are qualified in their entirety by reference to the full text of those amendments that we have filed with the SEC.

Guarantees

In addition to the obligations discussed above, at December 31, 2015, we guaranteed two separate loan facilities of two separate shipping companies in which one of our wholly-owned subsidiaries had indirect ownership interests.  As of December 31, 2015, these guarantee obligations were approximately $3.4 million and $1.0 million respectively. During the first quarter of 2016, we discharged both of these guarantees in connection with the exchange of our interests in these entities for a 2008 mini-bulk carrier.

NOTE 6 – LOSS ON SALE OF ASSETS

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

NOTE 7 – UNCONSOLIDATED ENTITIES

Historically, we have held various equity method investments in which we hold a 20% to 50% voting interest. We report our portion of their earnings or losses net of any applicable taxes on our Condensed Consolidated Statement of Operations under the caption "equity in net income of unconsolidated entities, net.”

As of March 31, 2016, we held a 49% interest in Terminales Transgolfo, S.A. de C.V. (“TTG”), which owns and operates a rail terminal in Coatzacoalcos, Mexico, and is included in our Rail Ferry segment. Our investment in TTG was $0.3 million and $0.2 million as of March 31, 2016 and December 31, 2015, respectively.

Pursuant to our execution of our Strategic Plan, during the first quarter of 2016, we sold our 30% interests in Saltholmen Shipping Ltd and Brattholmen Shipping Ltd, which were organized to purchase and operate two newbuilding chemical tankers and two asphalt tankers, for $5.7 million and $1.5 million, respectively. Additionally, we exchanged our 25% and 23.68% shareholding interests in Oslo Bulk AS and Oslo Bulk Holding Pte Ltd, respectively, which together deployed fifteen mini-bulkers in the spot market or on short- to medium-term time charters, for a 2008 mini-bulker, which we immediately sold. We included these investments in assets held for sale at December 31, 2015 and, as a result, did not report earnings from these entities during the three months ended March 31, 2016.

The following table summarizes our equity in net income (loss) of unconsolidated entities for the three months ended March 31, 2016 and 2015:

(All Amounts in Thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Oslo Bulk, AS	$-	$515
Oslo Bulk Holding Pte. Ltd	-	120
Terminales Transgolfo, S.A. de C.V.	142	(74)
Saltholmen Shipping Ltd	-	251
Brattholmen Shipping Ltd	-	81
Total	$142	$893

For additional information on our investments in unconsolidated entities, see Note H – Unconsolidated Entities to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 8  – INVESTMENT EXCHANGE AND VESSEL RESALE

As discussed elsewhere herein, in February of 2016, we exchanged our 25% and 23.68% shareholding interests in Oslo Bulk AS and Oslo Bulk Holding Pte Ltd, respectively, for 100% ownership in a 2008 mini-bulk carrier. There was no cash exchanged in this transaction.  In accordance with ASC 845 – Nonmonetary Transactions, since the investments were held for sale in the ordinary course of business to facilitate revenue-generating activities, we determined that the asset would be transferred at the carrying value of the combined investments, which was approximately $5.9 million. Accordingly, no gain or loss was recorded in connection with this exchange.

Immediately following the exchange, we sold the 2008 mini-bulker to an Indonesian shipping company in exchange for a 10-year, fully amortizing note with an interest rate of 7.5% and secured by a mortgage of the vessel and the earnings from the contract with an Indonesian mining company.  The sales price of $14.0 million was supported by the contract between the two Indonesian companies. The gain generated from this transaction was approximately $8.1 million, which we deferred and will amortize using the straight-line method over the same 10-year term as the note receivable.

At March 31, 2016, we had $1.4 million included in current notes receivable and $12.6 million included in long-term notes receivable.  Additionally, we had deferred gains of approximately $0.8 million included in current liabilities and $7.3 million included in other long-term liabilities.

As discussed further in Note 22 – Subsequent Events, we have provided technical services on behalf of the owner of the 2008 mini-bulker since April 1, 2016.

NOTE 9 - INVENTORY

Our inventory consists of three major classes: spare parts, fuel, and warehouse inventory.  Spare parts and warehouse inventories are stated at the lower of cost or market based on the first-in, first-out method of accounting. Our fuel inventory is based on the average cost method of accounting.  We have broken down the inventory balances as of March 31, 2016 and December 31, 2015 by major class in the following table:

(All Amounts in Thousands)
Inventory Classes	March 31, 2016	December 31, 2015
Spare Parts Inventory	$1,874	$1,930
Fuel Inventory	2,714	2,854
Warehouse Inventory	2,251	2,251
Total	$6,839	$7,035

NOTE 10 – DEFERRED CHARGES

Amortization expense for deferred charges was approximately $3.2 million and $4.8 million for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, gross deferred charges and accumulated amortization of deferred charges were $44.2 million and $21.2 million, respectively. As of December 31, 2015, gross deferred charges and accumulated amortization of deferred charges were $48.5 million and $25.5 million, respectively.

The following table presents the rollforward of deferred charges for the three months ended March 31, 2016:

(All Amounts in Thousands)	Balance at	Cash		Non-Cash	Balance at
	December 31, 2015	Additions	Amortization	Reclassifications	March 31, 2016
Deferred Charges
Drydocking Costs	$22,123	$2,942	$(3,079)	$(80)	$21,906
Other Deferred Charges	914	-	(143)	371	1,142
Total Deferred Charges	$23,037	$2,942	$(3,222)	$291	$23,048

NOTE 11 – INCOME TAXES

We recorded a tax provision of $26,000 on our $8.6 million loss before taxes and equity in net income of unconsolidated entities for the three months ended March 31, 2016.  For the first three months of 2015, we recorded an income tax provision of $39,000 on our $5.4 million loss before equity in net income of unconsolidated entities. These provision amounts represent our qualifying U.S. flag operations, which continue to be taxed under the “tonnage tax” provisions rather than the normal U.S. corporate income tax provisions, state income taxes paid, and foreign income tax withholdings or refunds.  In accordance with Internal Revenue Code (IRC) Section 1359 disposition of qualifying vessels, we have elected to defer taxable gains on the sale of qualifying tonnage tax vessels operating under the tonnage tax regime.  IRC Section 1359(b) defers the recognition of taxable gains for three years after the close of the first taxable year in which the gain is realized or subject to such terms and conditions as may be specified by the Secretary of the Internal Revenue Service, on such later date as the Secretary may designate upon application by the taxpayer.  Deferred gains on the sale of qualifying vessels must be recognized if the amount realized upon such sale or disposition exceeds the cost of the replacement qualifying vessel, limited to the gain recognized on the transaction.  We have elected to defer gains of approximately $77.5 million from the dispositions of qualifying vessels in prior years. In order to meet the non-recognition requirements for the remaining $31.9 million of deferred gains, we would need to acquire qualifying replacement property totaling $52.2 million for periods ending December 31, 2016 through December 31, 2018. To the extent any gain is recognized, we expect to utilize existing tax attributes to fully offset such gain.

During the quarter ended March 31, 2016, we recorded a deferred tax liability of $217,000 on earnings of our controlled foreign corporations. We recorded a decrease in our valuation allowance as discussed below.

We established a valuation allowance against deferred income tax assets in 2014 because, based on available information, we could not conclude that it was more likely than not that the full amount of deferred income tax assets generated primarily by net operating loss carryforwards and alternative minimum tax credits would be realized through the generation of taxable income in the near future. We have and will continue to evaluate the need for a valuation allowance on a quarterly basis.  We recorded an increase in our valuation allowance of $1.8 million for the three months ended March 31, 2016, which reflects the increase in net operating loss attributes for the period.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred taxes in the balance sheet. Under this amendment, entities will no longer be required to separate deferred income tax liabilities and assets into current and noncurrent amounts.  Rather, the amendment requires deferred tax liabilities and assets be classified as noncurrent in a balance sheet.  For public companies, the revised standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted with retrospective application optional.  We elected to early adopt this new standard effective January 1, 2016.  Prior periods were not retrospectively adjusted for this change.  The adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K for the year ended December 31, 2015, including Note L - Income Taxes to the consolidated financial statements included therein.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2016, twenty-one vessels that we own or operate were committed under various contracts extending beyond 2016 and expiring at various dates through 2020. Certain of these agreements also contain options to extend the contracts beyond their minimum terms.

The State of Louisiana has agreed to pay us $10.3 million in connection with relocating our corporate headquarters to New Orleans.  Of this amount, as of March 31, 2016, we had received $6.5 million, which has offset costs related to construction of our office building as well as other relocation expenses. In accordance with the terms of the incentive agreement, we must employ Louisiana-based personnel meeting certain salary requirements from 2016 through 2030. In the event that we default, we could be required to re-pay up to the total of any cash we received from this incentive. As of March 31, 2016, we expect that we will meet these requirements for the year ended December 31, 2016 and thereafter.

During the third quarter of 2014, we were notified of the bankruptcy of a ship builder that had agreed to build a new handysize dry bulk carrier. Upon notification of the bankruptcy, we reclassified our deposit of $3.9 million from construction in progress to accounts receivable, and we recorded an additional $0.3 million of interest income. During the first quarter of 2015, we collected $4.2 million, which represented the return of our deposit and related interest.

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

For discussion on contingencies related to operating leases, refer to Note 5 – Debt and Lease Obligations. For further information on our commitments and contingencies, see Note M – Commitments and Contingencies to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The following table provides the components of net periodic benefit cost for our pension plan and postretirement benefits plan for the three months ended March 31, 2016 and 2015:

(All Amounts in Thousands)	Pension Plan		Postretirement Benefits
	Three Months Ended		Three Months Ended
Components of net periodic benefit cost:	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Service cost	$178	$171	$(13)	$8
Interest cost	395	359	109	118
Expected return on plan assets	(583)	(638)	-	-
Amortization of prior service cost	(1)	(1)	28	26
Amortization of net loss	141	111	-	37
Net periodic benefit cost	$130	$2	$124	$189

We contributed $165,000 to our pension plan for the three months ended March 31, 2016.  We expect to contribute an additional $495,000 before December 31, 2016.

NOTE 14 – DERIVATIVE INSTRUMENTS

We use derivative instruments to manage certain foreign currency exposures and interest rate exposures. The Company does not use derivative instruments for speculative trading purposes. All derivative instruments are recorded on the Consolidated Balance Sheet at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive loss, and is reclassified to earnings when the derivative instrument is settled. Any ineffective portion of changes in the fair value of the derivative is reported in earnings. As of March 31, 2016 and December 31, 2015, we did not have any outstanding derivative instruments in accumulated other comprehensive loss.

Embedded Derivative

We routinely evaluate our preferred equity instruments to determine whether the penalty interest component embedded therein should be bifurcated and accounted for separately.  Based on the fact that we have not paid our cumulative preferred dividend payments each quarter since October 2015 and have incurred penalties in the form of higher dividend accruals as a result of missing more than one payment, we determined that (i) the penalty structure embedded within our preferred equity instruments was required to be bifurcated and (ii) a liability existed at March 31, 2016.  In determining the appropriate fair value of this liability, we calculated the present value of potential future penalties and estimated the probability of the occurrence. The range of probable outcomes was $1.8 million to $4.9 million. At March 31, 2016, we determined that the fair value of the liability of this embedded derivative was  $2.6 million, which we recorded in both current and long term liabilities on the Condensed Consolidated Balance Sheet at March 31, 2016.  We reflected the increase in the fair value of this liability since December 31, 2015 as a derivative loss for the quarter ended March 31, 2016. We intend to continue to adjust this liability to reflect fair value at the end of each subsequent reporting period.  Any increase or decrease in the fair value from inception will be made quarterly and will be recorded as a derivative (gain) loss in our Condensed Consolidated Statements of Operations.  See Note 17- Stockholders’ Equity for additional information on our preferred stock dividends.

The notional and fair value amounts of our derivative instruments as of March 31, 2016 were as follows:

(All Amounts in Thousands)		Liability Derivatives
	Current Notional	Balance Sheet	Fair
	Amount	Location	Value
Embedded Derivative	$-	Current Liabilities	$(2,417)
Embedded Derivative	$-	Other Long Term Liabilities	$(183)

The notional and fair value amounts of our derivative instruments as of December 31, 2015 were as follows:

(All Amounts in Thousands)		Liability Derivatives
	Current Notional	Balance Sheet	Fair
	Amount	Location	Value
Embedded Derivative	$-	Current Liabilities	$(1,040)
Embedded Derivative	$-	Other Long Term Liabilities	$(121)

Interest Rate Swap Agreements and Foreign Currency Contracts

We enter into interest rate swap agreements to manage well-defined interest rate risks. We record the fair value of the interest rate swaps as an asset or liability on our Condensed Consolidated Balance Sheet. We account for our interest rate swaps as effective cash flow hedges. Accordingly, the effective portion of the change in fair value of the swap is recorded in other comprehensive loss on the Condensed Consolidated Balance Sheet while the ineffective portion is recorded to derivative gain or loss on the Condensed Consolidated Statement of Operations in the period of change in fair value.

Additionally, from time to time, we enter into foreign exchange contracts to hedge certain firm foreign currency purchase commitments. During 2015, we were party to three forward purchase contracts for Mexican Pesos, which expired in December 2015, two for $900,000 U.S. Dollar equivalents at an average exchange rate of 13.6007 and 13.7503, respectively, and another for $600,000 U.S. Dollar equivalents at an exchange rate of 14.1934.

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

In April 2015, we entered into a new loan agreement with DVB Bank SE in the amount of $32.0 million by refinancing our 2010 built PCTC. We received the loan proceeds on April 24, 2015 and applied them as follows: (i) $24.0 million to pay off the outstanding Yen-based facility in the amount of 2.9 billion Yen, (ii) $4.0 million to settle the related Yen forward contract, and (iii) $2.9 million to settle a Yen-denominated interest rate swap. As a result of the early debt payoff, we recorded a loss on extinguishment of debt of approximately $0.3 million during the second quarter of 2015.

Under the new DVB loan agreement, interest was, prior to a recent loan amendment, payable at a fixed rate of 4.16% with the principal being paid quarterly over a five-year term based on a ten-year amortization schedule with a final quarterly balloon payment of $16.8 million due on April 22, 2020.  Our 2010-built foreign flag PCTC along with customary assignment of earnings and insurances were pledged as security for the facility.  Additionally, we capitalized approximately $0.6 million in loan costs associated with the DVB Bank loan, which we amortized over the remaining life of the loan.  On November 4, 2015, this loan agreement was materially amended. Prior to December 31, 2015, we finalized the sale of the underlying 2010 built PCTC and extinguished the related debt. Refer to Note F – Debt Obligations and Note O – Derivative Instruments of our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.

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

*Other Comprehensive (Loss) Income

**Accumulated Other Comprehensive Income

NOTE 15 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $24.3 million and $25.3 million as of March 31, 2016 and December 31, 2015, respectively.

(All Amounts in Thousands)
	March 31, 2016	December 31, 2015
Billings in Excess of Cost	$3,394	$3,654
Pension and Post Retirement	10,577	10,778
Alabama Lease Incentive	4,304	4,591
Insurance Reserves	4,800	4,674
Derivatives	183	121
Deferred Tax Liability	-	309
Other	1,081	1,141
	$24,339	$25,268

NOTE 16 – STOCK-BASED COMPENSATION

We grant stock-based compensation in the form of (1) unrestricted stock awards to our outside directors and (2) restricted stock units (“RSUs”) to key executive personnel. These awards are granted under the International Shipholding Corporation 2015 Stock Incentive Plan and are payable in shares of the Company’s common stock, $1.00 par value per share, up to a maximum of 400,000 shares authorized for issuance.  In the first quarter of 2016, we granted 60,000 unrestricted shares to our outside directors. Our total expense related to stock based compensation was approximately $0.2 million and $2,000 for the three months ended March 31, 2016 and 2015, respectively, which is reflected in administrative and general expenses.

NOTE 17 – STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2016 is as follows:

(All Amounts in Thousands)	Stockholders'
Equity
Balance at December 31, 2015	$86,332
Net Loss	(8,454)
Unrealized Foreign Currency Translation Loss	(14)
Net Gain in Funding Status of Defined Benefit Plan	168
Issuance of Stock Based Compensation, net*	222
Balance at March 31, 2016	$78,254

* Net of approximately $11,000 included in accounts payable and other accrued expenses at March 31, 2016.

Stock Repurchase Program

On January 25, 2008, our Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of our common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors.  In 2008, we repurchased 491,572 shares of our common stock for $11.5 million.  Thereafter, we suspended repurchases until the second quarter of 2010, when we repurchased 223,051 shares of our common stock for $5.2 million.  Unless and until our Board of Directors otherwise provides, this authorization will remain open indefinitely, or until we reach the approved 1,000,000 share limit. As of March 31, 2016, the maximum number of shares that may yet be purchased under the Plan was 285,377 shares. Based on our current liquidity position and debt covenants, we have no plans to repurchase any of our shares under this program in the near future.

Dividend Payments

The payment of dividends to common stockholders and preferred stockholders is at the discretion and subject to the approval of our Board of Directors. The Board of Directors declared a cash common stock dividend each quarter between the fourth quarter of 2008 and the middle of 2015. Since late 2015, our principal loan agreements have expressly prohibited us from paying dividends unless and until our financial position substantially improves.

On October 19, 2015 and January 19, 2016, we announced that our Board of Directors declared that we would not be paying the cumulative dividend payments scheduled for October 30, 2015 and January 30, 2016 related to our Series A and Series B Preferred Stock. Because we did not pay our preferred stock dividends for two periods, the per annum rate increased on January 31, 2016 by 2.00% per $100.00 stated liquidation preference, or $2.00 per annum. See Note 22 – Subsequent Events for information on the impact of our election to forego making the April 2016 dividend payment. If we fail to make additional future scheduled payments, this per annum rate will continue to increase up to a maximum annual dividend rate of twice the original interest rate. At March 31, 2016, we recorded a $2.6 million embedded derivative liability related to the penalties on our preferred stock dividends. See Note 14 – Derivative Instruments for additional information. Additionally, since our preferred shares rank senior to our common shares, and carry cumulative dividends, we are currently precluded from paying cash dividends on our common stock.

NOTE 18 – LOSS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming the exercise of the conversion of restricted stock units. We had net losses attributable to common stockholders for the three months ending March 31, 2016 and 2015; therefore, we disregarded the impact of any incremental shares issuable under our outstanding restricted stock units because the net loss with respect to such shares would have been anti-dilutive. For the three months ended March 31, 2016 and 2015, the incremental number of disregarded fully diluted shares was 300 and 70,300, respectively.

NOTE 19 – FAIR VALUE MEASUREMENTS

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

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the above-described levels of valuation inputs:

(All Amounts in Thousands)	March 31, 2016
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Embedded Derivative	$-	$-	$(2,600)	$(2,600)

(All Amounts in Thousands)	December 31, 2015
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Embedded Derivative	$-	$-	$(1,161)	$(1,161)

See Note 14 – Derivative Instruments for additional information on level three inputs used in the fair value determination.

The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximated their fair value at March 31, 2016 and December 31, 2015.

Our notes receivables were $40.8 million, the majority of which relates to two loans to an Indonesian shipping company from the sale of three vessels, which had a total remaining balance of $39.3 million at annual interest rates of 7% and 7.5% at March 31, 2016. Fair market value takes into consideration the current rates at which similar notes would be made. The carrying amount of these notes approximated fair market value at March 31, 2016.

The estimated fair value of our debt obligations at March 31, 2016 was approximately $109.6 million based on the term nature, mix of fixed and variable rates of certain debt instruments. Based on the underlying value of collateral, we have determined that credit risk is not a material factor.  We calculated the fair value of our debt obligations using Level 3 inputs.

The following table reflects the fair value measurements used in testing the impairment of long-lived assets during the three months ended March 31, 2016:

(All Amounts in Thousands)	March 31,	Level 1	Level 2	Level 3	Total
	2016	Inputs	Inputs	Inputs	Losses
Vessels, Property, and Other Equipment, net (1)	$375	$-	$-	$375	$(1,370)
Assets Held for Sale (2)	6,133	-	-	6,133	(564)
(1)	Refers to our Jones Act inactive barge, inactive harbor tug, and belt self-unloading bulk carrier.
(2)	Refers to our Jones Act inactive tug and our New Orleans office building included in current assets held for sale at March 31, 2016.

See Note 3 – Impairment Loss for additional information on the level three inputs used in the fair value determination.

NOTE 20 – CHANGE IN ACCOUNTING ESTIMATE

Based on company policy, we review the reasonableness of our salvage values every three years or when specific events or changes occur. In the first quarter of 2015, we conducted our review and adjusted salvage values due to changes in the market value of scrap steel, which is based on the most recent three-year average price of scrap steel per metric ton. This adjustment resulted in a decrease in salvage values of approximately $0.6 million. The impact of this adjustment on depreciation expense for the three months ended March 31, 2015 was immaterial.  The impact of this adjustment for future periods is also expected to be immaterial.

During the first quarter of 2016, declines in the market value of scrap steel warranted additional review of our salvage values, which resulted in a reduction of approximately $6.9 million. This adjustment increased depreciation expense for the three months ended March 31, 2016 by approximately  $0.1 million. We expect a similar impact from this adjustment on depreciation expense in future periods.

NOTE 21 – NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in GAAP. The guidance in this update requires an entity to recognize the amount of revenue that it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of this standard. The new standard will apply to us on January 1, 2018, with earlier adoption permitted only as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, which clarified the implementation guidance on principal versus agent considerations. Management is currently evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures and, therefore, has not determined the effect of the accounting guidance on our ongoing financial reporting.

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

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, Amendments to the Consolidation Analysis. The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. This adoption did not have a material impact on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. The amendment is effective for annual periods beginning after December 15, 2015. Early adoption is permitted. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively.  This adoption did not have a material impact on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory – Simplifying the Measurement of Inventory, which applies to inventory measured using first-in, first-out or average cost. The guidance in this update states that inventory within scope shall be measured at the lower of cost or net realizable value, and when the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings. The new standard is effective for the Company beginning on January 1, 2017 and should be applied on a prospective basis. The Company is evaluating the effect that ASU 2015-11 will have on its condensed consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent on an entity’s statement of financial position. This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, and the amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We early adopted this guidance in the first quarter of 2016, and it did not have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires organizations to recognize lease assets and liabilities on the balance sheet and to disclose key information about leasing arrangements. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for public entities. Early application is permitted. The Company is evaluating the effect this Update will have on its condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), as part of its simplification initiative. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the effect this Update will have on its condensed consolidated financial statements and related disclosures.

Management reviewed all other significant newly issued accounting pronouncements and concluded that they are either not applicable to our business or that we do not expect their future adoption to have a material effect on our condensed consolidated financial statements.

NOTE 22 - SUBSEQUENT EVENTS

On April 1, 2016, we commenced providing technical services for the 2008 mini-bulker that we acquired and sold in connection with the first quarter 2016 transactions described in Note 8 – Investment Exchange and Vessel Resale.  On such date, we began amortizing the note receivable that we received in connection with selling the vessel.  We intend to report all revenues from the services we provide on this vessel within our Specialty Contracts segment.

On April 6, 2016, the lenders under our Credit Facility agreed to forbear from exercising any rights or remedies before July 1, 2016 with respect to various specified defaults.  This forbearance will automatically terminate before July 1, 2016 if various events occur, including, among several others, (i) the initiation of any steps by other persons to enforce their rights or accelerate any indebtedness under other debt instruments and (ii) our failure to consummate by May 15, 2016 a significant sale of assets currently being negotiated.  Under this April 6, 2016 agreement, we also received from the lenders consent to sell certain Jones Act segment vessels, the proceeds of which we agreed to apply towards a $0.7 million payment to the lenders, and an extension of the deadline to sell our New Orleans office building.  Between April 15, 2016 and April 27, 2016, (i) two of our other lenders executed similar contingent agreements to forbear from exercising their rights or remedies before May 15, 2016 with respect to various specified defaults, (ii) two of our other lenders and one of our lessors executed contingent agreements to defer through May 15, 2016 receipt of certain specified payments and (iii) one of our other lenders executed a similar contingent agreement under which it conditionally agreed to defer certain payments through May 15, 2016 and we agreed to increase the interest rate by 50 basis points and to fully discharge all of our obligations to the lender by October 31, 2016. Our other two lessors have declined to execute similar forbearance or deferral agreements, and thereby have retained all of their rights to declare us in default and accelerate our obligations to them under our operating leases with them.  If either such lessor exercises these rights, the above-cited deferral and forbearance agreements will automatically terminate.

On April 7, 2016, we finalized the sale of our New Orleans office building in exchange for relief from amounts owed to the construction company of approximately $6.2 million.

On April 13, 2016, , we finalized the sale of our Jones Act inactive barge and used the net sales proceeds of approximately $0.4 million, together with other available funds, to pay the $0.7 million required debt payment discussed above.

On April 19, 2016, we announced that our Board of Directors declared that we would not pay the cumulative preferred stock dividend scheduled for April 30, 2016. Because we did not pay our preferred stock dividend for a third period, the per annum dividend rate with respect to the Series A and Series B Preferred Stock increased from 11.5% to 13.5% and from 11.0% to 13.0%, respectively, commencing May 1, 2016.

The descriptions of our recent agreements set forth above are general summaries only and are qualified in their entirety by reference to the full text of those agreements that we have filed, or will file, with the SEC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Notice Regarding Forward-Looking Statements

This report on Form 10-Q and other documents filed or furnished by us under the federal securities laws include, and future oral or written statements or press releases by us and our management may include, forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and as such may involve known and unknown risks, uncertainties, and other factors that may cause our actual results to be materially different from the anticipated future results expressed or implied by such forward-looking statements. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “anticipate,” “project,” “seek,” “hope,” “should,” or “could” and similar words.

Such forward-looking statements include, without limitation, statements regarding (1) anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment plans or results, strategic alternatives, business strategies, and other similar statements of expectations or objectives; (2) our plans for operating the business and using cash, including our pricing, investment, expenditure and cash deployment plans; (3) our plans to refinance our debt or restructure our operations, including our plans to divest assets, whether or not pursuant to our Strategic Plan approved October 2015; (4) our ability to effectively service our debt, to meet the financial and other covenants contained in our debt and lease agreements and to continue as a going concern; (5) our projected ability to deploy vessels in the spot market, under medium to long-term contracts, or otherwise; (6) our outlook on prevailing vessel time charter and voyage rates, including estimates of the impact of dry cargo fleet supply or demand on time charter and voyage rates; (7) estimated fair values of capital assets, the recoverability of the cost of those assets, the estimated future cash flows attributable to those assets, and the appropriate discounts to be applied in determining the net present values of those estimated cash flows; (8) estimated scrap values of assets; (9) estimated proceeds from selling assets and the anticipated cost of constructing or purchasing new or existing vessels; (10) estimated fair values of financial instruments, such as interest rate and currency swap agreements; (11) estimated losses under self-insurance arrangements; (12) estimated gains or losses on certain contracts, trade routes, lines of business or asset dispositions; (13) estimated outcomes of, or losses attributable to litigation; (14) estimated obligations, and the timing thereof, relating to vessel repair or maintenance work; (15) the adequacy of our capital resources and the availability of additional capital resources on commercially acceptable terms; (16) our ability to remain in compliance with applicable regulations; (17) anticipated trends in supplemental cargoes; (18) anticipated trends in government spending, funding, or appropriations; (19) financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings); (20) changes in laws, regulations or tax rates, or the outcome of pending legislative or regulatory initiatives; and (21) assumptions underlying any of the foregoing.

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
•

avoid defaulting under our financing agreements, which could be impacted by, among other things, (i) our ability to implement our restructuring or refinancing plans, either as currently formulated or as modified in the future, (ii) our ability to continue to obtain relief under our financing agreements if and when necessary, (iii) the rights of our lenders or lessors to exercise their rights to receive payments or foreclose on their collateral under certain specified circumstances, (iv) our ability to comply with each of the divestiture and other requirements under our financing agreements, either as currently in effect or as amended in the future, (v) potential asset impairments and (vi) our ability to improve the profitability of our operations;

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
•

changes in our operating plans, financing or refinancing plans, corporate strategies, divestiture plans, dividend payment plans or other capital allocation plans (including our Strategic Plan), whether based upon changes in our cash flows, cash requirements, financial performance, financial position, lenders’ demands or otherwise;

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

These and other uncertainties related to our business are described in greater detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Executive Summary

Overall Strategy

Through our subsidiaries, we operate a diversified fleet of U.S. and foreign flag vessels that provide domestic and international maritime transportation services to commercial and governmental customers primarily under medium to long-term contracts. Our business strategy consists of identifying niche market opportunities, utilizing our extensive experience to meet those needs, and continuing to maintain a diverse portfolio of medium to long-term contracts, as well as seeking to maintain our long-standing customer base by providing quality transportation services.

Prior to adopting our Strategic Plan on October 21, 2015, we operated six separate segments. Although the implementation of our Strategic Plan has reduced the number of our vessels and operating segments, we do not believe that the plan has significantly changed our business strategy or our historical practices.  While our immediate goal is to increase our liquidity and decrease our debt, our long term strategy is to continue to focus on the acquisition and divestiture of vessels in an effort to maintain a diverse fleet of attractive vessels that operate in niche markets.

Overview

We have faced significant challenges over the last two years and have had to make difficult decisions in order to continue to operate as a going concern. We have reduced our gross debt obligations from $242.9 million at the end of 2014 to $117.1 million at the end of the first quarter of 2016, and we now own and operate a much smaller fleet of vessels. Throughout the first quarter of 2016, we continued to execute our Strategic Plan with the sale of two handysize vessels, one capesize vessel and our equity interests in fifteen mini-bulkers, two asphalt tankers and two chemical tankers. In exchange for all of our shares in the two companies that owned the mini-bulkers, we received one 2008 mini-bulker vessel. Immediately following the exchange, we sold the 2008 mini-bulker, and on April 1, 2016, we commenced providing technical services for this vessel on behalf of its owner. Also, in April of 2016, we executed the sale of our New Orleans office building in exchange for relief of $6.2 million of amounts owed on the property. While we have made significant strides in accomplishing our Strategic Plan, we are divesting our assets at values that are much lower than we anticipated, and, as a result, we continue to lack the necessary liquidity to operate at the required levels.

We are currently in default on our loan agreements. In February of 2016, we received letters of default from three of our secured lenders as a result of failing to timely execute the sale of certain assets and failing to meet certain financial covenants. Since then, we defaulted under several other provisions of our credit facilities, including certain payment defaults. While our principal lenders had the right to remedy the events of default at any time, they subsequently agreed to defer payments or forbear from exercising these rights in the short term under the terms and conditions specified below in Note 22 – Subsequent Events. While none of our lenders or lessors have exercised their full rights under the credit facilities, including calling for immediate full payment, we cannot assure you that they will not exercise their rights in the future.  As a result of the matters described herein, including the uncertainty regarding our ability to fully execute the Strategic Plan, our secured lenders’ abilities to demand payment and foreclose on our vessels under our debt agreements and our limited refinancing prospects, there is substantial doubt about our ability to continue as a going concern.

As our financial position continues to change and as new or different divestiture opportunities arise, we may continue to seek to sell assets other than those originally identified by the Strategic Plan. Additionally, although we believe that the successful implementation of these initiatives would better position us to discharge our obligations, we cannot be certain at this time which operations will remain. If we successfully implement our Strategic Plan, the number of vessels operated by us will continue to decrease, our operations will be further reconfigured and our fleet will be less diversified. In addition, additional vessel sales could cause us to incur additional impairment losses, especially in light of currently prevailing depressed market values.

As of March 31, 2016, based on recent appraisals and discounted cash flow estimates, we determined that the total aggregated fair value of the vessels that we owned was $207.0 million as compared to the aggregated net book value of $171.4 million.

Overview of First Quarter 2016 vs Fourth Quarter of 2015

Total consolidated revenues for the three months ending March 31, 2016 decreased by $3.8 million to $53.8 million as compared to $57.6 million for the three months ending December 31, 2015. The decrease was primarily driven by the sale of our Dry Bulk Carriers segment assets, all of which were all sold by early January 2016. Revenues for our Dry Bulk Carriers segment for the three months ending March 31, 2016 and December 31, 2015 were $0 and $3.5 million, respectively. Gross voyage profit increased from a breakeven position in the fourth quarter of 2015 to a profit of $7.8 million. The significant improvement in our gross profit results were due to improved results in our UOS Jones Act segment and the divestiture of our Dry Bulk Carriers segment, which incurred $4.7 million of gross voyage losses in the fourth quarter of 2015.

Jones Act

Our Jones Act revenues decreased by approximately $0.8 million when comparing the first quarter of 2016 to the fourth quarter of 2015. While revenues decreased slightly for the three month period, the gross voyage profit results improved from a loss of $62,000 to a profit of $3.5 million. The increase in our profitability can be attributed to (i) recovery of out of pocket expenses from a third party insurer, (ii) elimination of amortization expense related to the write off of intangible assets in the fourth quarter of 2015 and (iii)

improved profitability of our belt self-unloading bulk carrier. We believe the Jones Act segment and the efficient operations of the UOS business is a key to our future liquidity needs.

Pure Car Truck Carriers

Revenues for this segment during the first quarter of 2016 were substantially the same as those derived in the fourth quarter of 2015, despite the sale of one of our international-flagged vessels in the fourth quarter of 2015. Total revenues were $16.6 million in the first quarter of 2016 as compared to $16.5 million in the fourth quarter of 2015. The offset to the reduction in revenues from the sale of the one vessel was primarily attributed to our supplemental cargo revenue, which was below our historical average in the fourth quarter. We believe the revenue and gross profit results from our supplemental cargoes will vary throughout the year, but we currently project them to be in line with last year’s results and our historical averages.

Dry Bulk Carriers

As previously discussed, we divested all of the assets within this segment by early January of 2016. Revenues and gross profit results for the fourth quarter were $3.5 million and a loss of $4.7 million, respectively. We also exchanged our interest in mini-bulkers for a 2008 mini-bulker, which we subsequently sold and now provide technical services on behalf of its owner as part of our Specialty Contracts operations.

Rail-Ferry

Revenues for this segment increased slightly from $6.6 million in the fourth quarter of 2015 to $6.8 million in the first quarter of 2016, while the gross profit results decreased by $0.4 million for the same period. The improvement in revenues was due to less revenue-producing days in the fourth quarter of 2015 related to drydocking. As a result, more operating costs were capitalized to drydock in the fourth quarter of 2015, resulting in an increase of total operating expenses in the first quarter of 2016.

Specialty Contracts

Both revenues and gross profit results improved slightly from the fourth quarter of 2015 to the first quarter of 2016.

The following table lists the twenty-six vessels in our operating fleet as of March 31, 2016,  fourteen of which are owned by our wholly-owned subsidiaries:

				Bareboat		Deadweight
		Year		Charter/	Operating	Carrying
		Built	Owned	Leased	Contracts	Capacity
Jones Act
Energy Enterprise	Belt Self-Unloading Bulk Carrier	1983	X			38,847
Sulphur Enterprise	Molten Sulphur Carrier	1994		X		27,678
Coastal 303/Alabama Enterprise	ATB Tug/Barge Unit (1) (3)	1973/1981	X			23,314
Naida Ramil	ATB Tug (1) (2)	1994/1981	X			N/A
Coastal 101/Louisiana Enterprise	ATB Tug/Barge Unit (4)	1973/1984	X			33,529
Coastal 202/Florida Enterprise	ITB Tug/Barge Unit	1977	X			33,220
Texas Enterprise	Bulk Carrier	1981	X			37,061
Mississippi Enterprise	Bulk Carrier	1980	X			37,244
Rosie Paris	Harbor Tug (1)	1974	X			N/A

Pure Car Truck Carriers
Green Bay	Pure Car/Truck Carrier	2007	X			18,090
Green Cove	Pure Car/Truck Carrier	1999		X		22,747
Green Dale	Pure Car/Truck Carrier	1999	X			16,157
Green Lake	Pure Car/Truck Carrier	1998		X		22,799
Green Ridge	Pure Car/Truck Carrier	1998	X			21,523

Rail Ferry
Bali Sea	Roll-On/Roll-Off SPV	1995	X			20,737
Banda Sea	Roll-On/Roll-Off SPV	1995	X			20,664

Specialty Contracts
Tembaga Sea	Mini Bulk Carrier	2008			X	8,028
Marina Star 2	Container Vessel	1982			X	13,193
Marina Star 3	Container Vessel	1983			X	13,193
Flores Sea	Multi-Purpose Vessel	2008			X	11,151
Sawu Sea	Multi-Purpose Vessel	2008			X	11,184
Ocean Hero	Tanker	2011		X		13,543
Ocean Leader	Tanker	2011		X		16,626
Ocean Giant	Multi-Purpose Heavy Lift Dry Cargo Vessel	2012		X		19,382
Ocean Globe	Multi-Purpose Heavy Lift Dry Cargo Vessel	2011		X		19,382
Oslo Wave	Ice Strengthened Multi-Purpose Vessel	2000	X			17,381
			14	7	5	516,673

(1)  Currently inactive.

(2) Included in assets held for sale at March 31, 2016.

(3) The Alabama Enterprise barge was sold on April 13, 2016.

(4) Inactive as of April 19, 2016.

Comparison of the Results of Operations for the Three Months Ended March 31, 2016 and 2015

Overall, our net loss of $4.5 million in the first quarter of 2015 increased to a net loss of $8.5 million for the same period in 2016. Total revenues decreased by $14.2 million, and our operating loss increased by $4.3 million. Excluding an impairment loss of $1.9 million and an additional premium on our Series A and Series B Preferred Share dividends of $1.4 million that we recorded in the first quarter of 2016, our net loss and operating loss would have been $5.2 million and $2.5 million, respectively, as compared to a net loss, excluding non-cash charges of $2.8 million, and operating loss in the first quarter of 2015 of $1.7 million and $0.2 million, respectively. Our administrative and general expense decreased by $0.5 million and was primarily due to a reduction in staff. The primary reason for the drop in revenues and operating loss is due to the sale of one PCTC vessel and all of our dry bulk vessels, partially offset by improvements in the profitability of our Jones Act segment. Interest expense increased by $0.5 million in the first quarter of 2016 as compared to the same period in 2015, which was primarily due to an increase in our interest rates in several of our credit facilities due to the loan amendments, partially offset by the impact of lower principal balances.

Management Gross Voyage Profit Financial Measures

In connection with discussing the results of our various operating segments in this report, we refer to “gross voyage profit,” a metric that management reviews to assist in monitoring and managing our business. The following table provides a reconciliation of consolidated gross voyage profit to our operating loss.

(All Amounts in Thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues	$53,801	$68,026

Voyage Expenses	43,077	52,211
Amortization Expense	3,079	5,187
Net Income of Unconsolidated Entities	(142)	(893)

Gross Voyage Profit	7,787	11,521

Vessel Depreciation	5,436	5,543
Other Depreciation	225	184

Gross Profit	2,126	5,794

Other Operating Expenses:
Administrative and General Expenses	4,513	5,022
Impairment Loss	1,934	-
Loss on Sale of Other Assets	-	68
Less: Net Income of Unconsolidated Entities	142	893
Total Other Operating Expenses	6,589	5,983

Operating Loss	$(4,463)	$(189)

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016

COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

(All Amounts in Thousands)		Pure Car
	Jones	Truck	Dry Bulk	Rail	Specialty
	Act	Carriers	Carriers	Ferry	Contracts	Other	Total
2016
Fixed Revenue	$22,746	$11,577	$-	$-	$7,169	$-	$41,492
Variable Revenue	-	4,981	-	6,775	439	114	12,309
Total Revenue	22,746	16,558	-	6,775	7,608	114	53,801
Voyage Expenses	17,019	14,131	-	5,428	6,423	76	43,077
Amortization Expense	2,216	556	-	254	53	-	3,079
(Income) of Unconsolidated Entity	-	-	-	(142)	-	-	(142)
Gross Voyage Profit*	$3,511	$1,871	$-	$1,235	$1,132	$38	$7,787

Gross Voyage Profit Margin	15%	11%	-	18%	15%	-	14%

2015
Fixed Revenue	$24,595	$14,247	$1,868	$-	$10,571	$-	$51,281
Variable Revenue	-	7,533	1,255	7,534	185	238	16,745
Total Revenue	24,595	21,780	3,123	7,534	10,756	238	68,026
Voyage Expenses	18,590	17,020	2,580	6,635	7,557	(171)	52,211
Amortization Expense	3,828	715	61	285	298	-	5,187
(Income) Loss of Unconsolidated Entities	-	-	(635)	74	(332)	-	(893)
Gross Voyage Profit*	$2,177	$4,045	$1,117	$540	$3,233	$409	$11,521

Gross Voyage Profit Margin	9%	19%	36%	7%	30%	-	17%

* Excludes Depreciation Expense

The results from our minority investments are reflected above in the gross voyage segment results for our Dry Bulk Carriers, Rail Ferry, and Specialty Contracts segments and are reported in our Condensed Consolidated Statement of Operations as “equity in net income of unconsolidated entities, net”.

Segment Revenue and Expense

The changes in revenues and expenses associated with each of our segments are discussed within the gross voyage profit analysis below:

Jones Act

Total revenue for our Jones Act segment decreased 7.5% while gross voyage profits increased over 60% when comparing the first quarter of 2016 to the first quarter of 2015. Revenue decreased from $24.6 million in the first quarter of 2015 to $22.7 million. Approximately $1.4 million of this reduction was due to the layup of our ATB tug/barge unit during the second quarter of 2015, as well as lower freight rates on our UOS operations in the first quarter of 2016. Additionally, our molten sulphur carrier experienced two less voyages in the first quarter of 2016, resulting in a reduction in revenue of $0.5 million. Gross voyage profit improved by $1.3 million, which was driven primarily by (i) recovery of approximately $0.4 million of non-recurring out of pocket expenses from a third party insurer, (ii) elimination of amortization expense of approximately $0.6 million per quarter related to the write-off of intangible assets in the fourth quarter of 2015 and (iii) improved results from our belt self-unloading bulk carrier, which operated part of the first quarter of 2016 serving a utility customer at higher profit margins. These increases were partially offset by the above-described reduction in revenues.

Pure Car Truck Carriers

Revenue from the PCTC segment was $16.6 million for the first quarter of 2016 as compared to $21.8 million for the same period in 2015. The primary reason for the $5.2 million decrease was due to the sale of one PCTC in the second quarter of 2015 and one international-flagged PCTC at the end of 2015, as well as lower supplemental cargos. Gross voyage profit for this segment decreased from $4.0 million in the first quarter of 2015 to $1.9 million in the first quarter of 2016. The reduction in profits was directly related to the decrease in revenues.

Dry Bulk Carriers

Revenue and gross profit decreased by $3.1 million and $1.1 million, respectively, and were due to the sale of all of the assets in this segment with no revenues or expenses reported for the first quarter of 2016.

Rail-Ferry

Total revenue for our Rail-Ferry segment decreased by $0.8 million when comparing the first quarter of 2016 to the first quarter of 2015 and was primarily driven by the drydocking of one of the vessels and less voyages due to engine issues. Gross voyage profit increased by $0.7 million, of which $0.5 million related to lower fuel prices and other operating costs. Additionally, we experienced a $0.2 million improvement from our minority interest in a rail terminal in Coatzacoalcos, Mexico.

Specialty Contracts

Revenue and gross profit results decreased by $3.1 million and $2.1 million, respectively, when comparing the first quarter of 2016 to the first quarter of 2015.  The decrease in both revenue and gross profit was attributed to our redelivery of two US flagged container vessels to their owners in the third quarter of 2015, together with the receipt of a one-time settlement in the first quarter of 2015. Gross profit results were also adversely impacted by the sale of our minority investments in chemical and asphalt tankers in early 2016.

Depreciation Expense

Depreciation Expense remained relatively constant at $5.7 million for the three months ended March 31, 2016 and 2015. We incurred lower expense year over year due to our asset sales pursuant to the execution of our Strategic Plan since late 2015. This reduction was offset by higher depreciation rates that resulted from the adjustment to reduce salvage values during the first quarter of 2016. For additional information regarding this adjustment, refer to Note 20 – Change in Accounting Estimate.

Administrative and General Expense

Administrative and General Expense was $4.5 million and $5.0 million for the three months ended March 31, 2016 and 2015, respectively. As a result of our decision to relocate to New Orleans, Louisiana, we incurred higher costs during the first quarter of 2015 related to an overall, higher headcount and the payment of dual salaries and severance packages that did not reoccur in the first quarter of 2016. These reductions were partially offset by higher insurance costs and higher stock-based compensation. Stock-based compensation expense for the first quarter of 2015 was lower than normal due to the impact of forfeitures of incentive awards granted in earlier periods.

The following table shows the significant components of administrative and general expenses for the first quarter of 2016 and 2015:

(All Amounts in Thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Wages and Benefits	$2,074	$2,993
Executive Stock Compensation (1)	233	2
Professional Services	1,047	895
Office Building Expense	343	574
Insurance and Workers' Compensation	261	97
Other (2)	555	461
TOTAL	$4,513	$5,022

(1) The expenses we incurred in connection with grants of annual incentive stock awards to senior management during the first quarter of 2015 were almost completely offset by the impact of forfeitures of incentive awards granted in earlier periods.

(2) Expenses included in Other primarily consist of travel and entertainment expenses, as well as our insurance policies not related to healthcare and other employee benefits.

Impairment Loss

During the first quarter of 2016, we recorded an aggregate impairment loss of approximately $1.9 million, which consisted of (i) $0.5 million of write-downs related to assets held for sale under our Strategic Plan, (ii) $0.4 million related to the write-off of capital costs specific to Gulf of Mexico contracts related to our belt self-unloading bulk carrier, (iii) $0.9 million as a result of writing down our inactive barge to fair value, and (iv) $0.1 million in connection with our decision to scrap our inactive Jones Act harbor tug.

Other Income and Expense

Interest Expense was $3.1 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively. As a result of executing our November 2015 credit facility amendments, we incurred additional loan costs and significantly higher interest rates in the first quarter of 2016, which increased interest expense by approximately $1.2 million year over year. This increase was partially offset by approximately $0.8 million of interest expense savings during the first quarter of 2016 attributable to lower principal debt balances compared to the first quarter of 2015.

Derivative Loss was $1.4 million and $2.8 million during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2015, we were expecting to re-finance our Yen-denominated credit facility with a U.S. dollar facility. As a result, the related interest rate swap became totally ineffective, and we recorded a derivative loss of $2.8 million during the three months ended March 31, 2015. During the three months ended March 31, 2016, we recorded a $1.4 million adjustment to fair value related to the embedded derivative on our preferred stock dividend obligations – refer to Note 14 – Derivative Instruments.

Loss on Extinguishment of Debt. During the first quarter of 2015, we sold a 36,000 dead weight ton handysize vessel and wrote off unamortized loan costs of $0.1 million, which we recorded as a loss on extinguishment of debt. We did not incur similar losses during the first quarter of 2016.

Other Income from Vessel Financing for the three months ended March 31, 2016 remained relatively unchanged compared to the three months ended March 31, 2015.

Foreign Exchange Loss. During the first quarter of 2015, we were party to various foreign currency contracts and one interest rate swap agreement. As a result of our normal, recurring period-end currency revaluations, including the impact of revaluing our obligation related to the swap agreement, we recorded an exchange loss of $45,000 for the three months ended March 31, 2015. As of the end of 2015, we were no longer party to these agreements; as a result, we did not record a foreign exchange impact during the three months ended March 31, 2016.

Income Taxes

Our provision for income taxes for the three months ended March 31, 2016 remained relatively unchanged compared to the three months ended March 31, 2015.

For further information on certain tax laws and elections, see our Annual Report on Form 10-K for the year ended December 31, 2015, including Note L - Income Taxes to the consolidated financial statements included therein.

Equity in Net Income of Unconsolidated Entities

Equity in net income of unconsolidated entities, net, was $0.1 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively. Pursuant to our execution of our Strategic Plan, during the first quarter of 2016, we sold our 30% interests in two chemical tankers and two asphalt tankers. Additionally, we exchanged our 25% and 23.68% interests in fifteen mini-bulkers for a 2008 mini-bulker, which we have subsequently sold. We included these investments in assets held for sale at December 31, 2015 and, as a result, did not report equity in earnings of these entities during the three months ended March 31, 2016.  All of our equity in net income of unconsolidated entities for the three months ended March 31, 2016 was attributable to our rail ferry minority investments.

LIQUIDITY AND CAPITAL RESOURCES

Since 2014, we have suffered substantial losses and encountered significant challenges related to complying with our debt covenants and meeting our minimum liquidity requirements to operate. Between late 2014 and mid-2015, we sold various assets to raise cash and improve our financial position. We also took various other steps to improve our liquidity, including eliminating our common stock dividend, laying up vessels and reducing our costs. In addition, during 2015, we initiated efforts to refinance all of our debt and operating leases and were unsuccessful. As a result, on October 21, 2015, our Board of Directors approved our Strategic Plan designed to restructure the Company by divesting of certain non-core assets and to improve our liquidity and financial position.

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

We are currently in default on our loan agreements. In February of 2016, we received letters of default from three of our secured lenders as a result of failing to timely execute the sale of certain assets and failing to meet certain financial covenants. Since then, we defaulted under several other provisions of our credit facilities, including certain payment defaults. While our principal lenders had the right to remedy the events of default at any time, they subsequently agreed to defer payments or forbear from exercising these rights in the short term under the terms and conditions specified below in Note 22 – Subsequent Events. While none of our lenders or lessors have exercised their full rights under the credit facilities, including calling for immediate full payment, we cannot assure you that they will not exercise their rights in the future.  As a result of the matters described herein, including the uncertainty regarding our ability to fully execute the Strategic Plan, our secured lenders’ abilities to demand payment and foreclose on our vessels under our debt agreements and our limited refinancing prospects, there is substantial doubt about our ability to continue as a going concern.

For additional information about our covenant compliance, liquidity challenges and limited refinancing prospects, as well as our recent waiver agreements and amendments, please see (i) Note F – Debt Obligations included in our Annual Report on Form 10-K for the year ended December 31, 2015, (ii) Note 1 – Business and Basis of Presentation, Note 5 – Debt and Lease Obligations and Note 22 – Subsequent Events included herein (collectively, the “Note Disclosures”), (iii) the discussion of our liquidity and capital resources below and (iv) our risk factor disclosures in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.

The following discussion should be read in conjunction with the more detailed Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows included in Item 1 of Part I of this report.

Working Capital

Working capital is defined as the difference between our total current assets and total current liabilities. Since September 30, 2015, we have classified our long-term debt to current as a result of the uncertainties regarding our ability to remain in compliance with the financial covenants and other terms of our amended debt agreements. At March 31, 2016 and December 31, 2015, we had negative working capital of approximately $119.4 million and $110.5 million, respectively.

During the three month period ending December 31, 2015, we were able to obtain from our lenders and lessors either default waivers or amendments that enabled us to remain in compliance as of March 31, 2016 with the minimum working capital covenants contained in our financing agreements. See Note F – Debt Obligations within our Annual Report on Form 10-K for the year ended December 31, 2015 for further information regarding our default waivers and other amendments.

Restricted Cash

As of March 31, 2016 and December 31, 2015, we had approximately $1.5 million of cash classified as restricted cash, of which $0.5 million represented the contractually-mandated pre-funding of upcoming quarterly scheduled debt payments and $1.0 million related to certain UOS performance guarantees.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2016 was approximately $4.5 million after adjusting our net loss of $8.5 million by approximately $11.8 million of non-cash items such as depreciation, amortization, impairment loss, and loss on derivatives. Additionally, we spent approximately $2.9 million on drydocking which was offset by decreases in accounts receivable and increases in accounts payable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2016 was approximately $4.0 million which was primarily related to $5.1 million of cash proceeds from the sale of assets which was partially offset by approximately $1.5 million in cash payments for capital additions.  The cash proceeds from the sale of assets included approximately $7.2 million from the sale of our investments in Brattholmen and Saltholmen, which were partially offset by approximately $2.1 million of cash paid in 2016 in connection with the sale of certain vessels sold during the first quarter of 2016 and in late 2015.  During the first quarter of 2016, we sold two handysize vessels and a capesize bulk carrier, all of the proceeds of which went directly from the sellers to our lenders, resulting in approximately $30.8 million in non-cash activity.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 was approximately $12.1 million which was primarily related to approximately $12.0 million of principal payments on debt.  Of these payments, approximately $5.0 million was related to regularly-scheduled principal payments and $7.0 million was related to various requirements from lenders imposed in connection with transactions undertaken pursuant to our Strategic Plan.  Additionally, we reduced our debt by approximately $30.8 million from the non-cash transactions discussed above.

Capital Expenditures

Our capital expenditures relate primarily to the purchase of vessels and capital improvements that enhance the value or safety of our vessels.

In addition to our periodic vessel purchases, we regularly incur drydocking and other capital expenditures on an ongoing basis in order to extend the useful life of our vessels, to improve and modernize our fleet, to comply with various requirements or standards imposed by insurers or governmental or quasi-governmental authorities, and to upgrade our on-shore infrastructure. The amount of our capital expenditures is influenced by, among other things, changes in regulatory, quasi-regulatory or insurance requirements or standards, drydocking schedules for our various vessels, demand for our services, cash flow generated by our operations, and cash required for other purposes. During the three months ended March 31, 2016, our total cash paid for capital expenditures was $4.4 million, of which $2.9 million related to drydocking and the remaining $1.5 million related to various other capital improvements.

We estimate our remaining capital improvements to vessels and drydock expenditures will be approximately $5.0 million to $7.0 million for 2016.  Our ability to make these expenditures will be materially dependent upon our ability to improve our liquidity and financial position. If we are successful in implementing our Strategic Plan or alternative divestitures, we believe this course of action will, among other things, enhance our ability to make these expenditures.

Debt and Lease Obligations

We are indebted under five secured financing agreements, each of which require us to comply with various financial covenants.  We also hold three vessels under operating lease contracts that also impose various financial covenants. See Part I, Item 1, Financial Statements – Note 1 – Business and Basis of Presentation and Note 5 – Debt and Lease Obligations for additional information about our debt and lease obligations and Note 22 – Subsequent Events for information about developments pertaining to these obligations that occurred after March 31, 2016.

Financial Covenant Compliance

The following table represents the actual and required covenant amounts required under our principal credit agreements and operating leases (after giving effect to the amended terms described in the Note Disclosures) at March 31, 2016:

		Required at
	Actual	March 31, 2016
Net Worth (thousands of dollars) (1)	$78,254	$255,000*
Working Capital (thousands of dollars) (2)	$(119,446)	$1*
Interest Expense Coverage Ratio (minimum) (3)	2.10	2.50
EBITDAR to Fixed Charges Ratio (minimum) (4)	0.61	1.05*
Total Indebtedness to EBITDAR Ratio (maximum) (5)	4.38	5.00
Minimum Liquidity (6)	$5,989	$20,000*

* Waived temporarily subject to certain conditions, as discussed further in the Note Disclosures.

1.	Defined as total stockholders’ equity less goodwill.
2.	Defined as total current assets minus total current liabilities.
3.	Defined as the ratio between consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to interest expense.
4.	Defined as the ratio between fixed charges to consolidated earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”).
5.	Defined as the ratio between adjusted unconsolidated indebtedness to consolidated EBITDAR.

6.	Defined as available borrowing capacity under our line of credit (which is currently zero) plus available cash.

The actual ratios disclosed in the table above were calculated according to the ratio calculation requirements from those lenders that allowed all non-cash impairment charges to be added back to the EBITDA calculation. All lenders that did not allow this add-back waived these respective ratios.

As discussed further in the Note Disclosures, we received in late 2015 limited financial covenant waivers through March 31, 2016 and relief from testing compliance of most of these covenants until June 30, 2016.  However, these waivers are contingent upon various conditions, many of which we have breached on several occasions since late 2015.  The current short-term agreements of certain of our lenders and lessors to defer payments or forbear the exercise of their rights to declare defaults and foreclose on our vessels are similarly contingent upon various conditions. Moreover, beginning on June 30, 2016, based on present conditions, we do not currently believe we will be able to attain several of the performance metrics contained in our current financial covenants.  As such, we believe that it is virtually certain that our ability to continue as a going concern will remain substantially dependent upon whether we can continue to receive future relief from our lenders and lessors. We cannot assure you these efforts will be successful. For additional information, see the Note Disclosures and our risk factor disclosures in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.

Other Potential Actions

Based on our current financial position and weak conditions in the shipping industry, we presently believe it is highly unlikely that we will be able to refinance all of our existing indebtedness or make scheduled dividend payments related to our Series A and Series B Preferred Stock in the near term.  As such, we intend to continue taking the steps outlined in this report to improve our financial position, while at the same time monitoring the feasibility of other potential actions that could help us attain similar results.

Pension Obligations

We contributed approximately $165,000 to our pension plan during the three months ended March 31, 2016.  We expect to contribute an additional $495,000 before December 31, 2016.

Cash Dividend Payments

The payment of dividends to common stockholders and preferred stockholders is at the discretion and subject to the approval of our Board of Directors. The Board of Directors declared a cash common stock dividend each quarter between the fourth quarter of 2008 and the middle of 2015. Since late 2015, our principal loan agreements have expressly prohibited us from paying dividends unless and until our financial position substantially improves.

As previously announced, our Board of Directors declared that we would not pay the cumulative dividend payments scheduled for October 30, 2015 and January 30, 2016 related to our Series A and Series B Preferred Stock. Because we did not pay our preferred stock dividends for two periods, the per annum dividend rate with respect to the Series A and Series B Preferred Stock increased from 9.5% to 11.5% and from 9.0% to 11.0%, respectively, commencing January 31, 2016. On April 19, 2016, we announced that our Board of Directors declared that we would not pay the cumulative dividend scheduled for April 30, 2016. Because we did not pay our preferred stock dividend for a third period, the per annum dividend rate with respect to the Series A and Series B Preferred Stock increased from 11.5% to 13.5% and from 11.0% to 13.0%, respectively, commencing May 1, 2016.  If we fail to make additional future scheduled payments, this per annum rate will continue to increase up to a maximum annual dividend rate of twice the original interest rate. The dividend rate will reset to the original dividend rate if we pay all accrued and unpaid dividends for three consecutive quarters. At March 31, 2016, we recorded a $2.6 million embedded derivative liability related to the penalties on our preferred stock dividends. See Note 14 – Derivative Instruments for additional information.

Since our preferred shares rank senior to our common shares, and carry cumulative dividends, we are currently precluded from paying cash dividends on our common stock.

Holders of our equity securities have no contractual or other legal right to receive dividends.  See Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.

Environmental Issues

Our environmental risks primarily relate to oil pollution from the operation of our vessels.  We have pollution liability insurance coverage with a limit of $1 billion per occurrence, with deductible amounts not exceeding $150,000 for each incident. Certain international maritime organizations have proposed various regulations relating to marine fuel emissions and ballast water treatment that could in the aggregate increase our operating costs.

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

New Accounting Pronouncements

See Part I, Item 1, Financial Statements – Note 21 – New Accounting Pronouncements.

Item 3 – Quantitative and Qualitative Information About Market  Risk

Not applicable to smaller reporting companies.

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

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2016 in providing reasonable assurance that they have been timely alerted of material information required to be disclosed in this report.  During the first quarter of 2016, we did not make any changes to our internal control over financial reporting that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

For a discussion of our pending dispute with the U.S. Customs agency, see Note 12 – Commitments and Contingencies.  For a discussion of our other legal proceedings, see Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A – Risk Factors

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2008, the Company’s Board of Directors approved a share repurchase program for up to a total of 1,000,000 shares of the Company’s common stock. We expect that any share repurchases under this program will be made from time to time for cash in open market transactions at prevailing market prices. The timing and amount of any purchases under the program will be determined by management based upon market conditions and other factors. In 2008, we repurchased 491,572 shares of our common stock for $11.5 million. Thereafter, we suspended repurchases until the second quarter of 2010, when we repurchased 223,051 shares of our common stock for $5.2 million. Unless and until the Board otherwise provides, this authorization will remain open indefinitely, or until we reach the 1,000,000 share limit.    As of March 31, 2016, we had 285,377 shares available to be purchased under our 2008 repurchase plan. As noted in Note 17 – Stockholders’ Equity, we have no plans to repurchase any of our shares under this program in the near term.

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

10.1*

Fifth Amendment, dated as of December 3, 2015, to the Credit Agreement, dated as of August 26, 2014, by and among Central Gulf Lines, Inc., as borrower, the Registrant, as guarantor, the Banks and Financial Institutions listed therein, as lenders, and DVB Bank SE, as mandated lead arranger, facility agent and security trustee.

10.2*

Sixth Amendment, dated as of January 8, 2016, to the Credit Agreement, dated as of August 26, 2014, by and among Central Gulf Lines, Inc., as borrower, the Registrant, as guarantor, the Banks and Financial Institutions listed therein, as lenders, and DVB Bank SE, as mandated lead arranger, facility agent and security trustee.

10.3*

Waiver Letter, dated as of January 13, 2016, to the Credit Agreement, dated as of August 26, 2014, by and among Central Gulf Lines, Inc., as borrower, the Registrant, as guarantor, the Banks and Financial Institutions listed therein, as lenders, and DVB Bank SE, as mandated lead arranger, facility agent and security trustee.

10.4*

Seventh Amendment, dated as of February 19, 2016, to the Credit Agreement, dated as of August 26, 2014, by and among Central Gulf Lines, Inc., as borrower, the Registrant, as guarantor, the Banks and Financial Institutions listed therein, as lenders, and DVB Bank SE, as mandated lead arranger, facility agent and security trustee.

10.5*

Letter Agreement, dated January 13, 2016, amending that certain Limited Waiver Agreement to the Credit Agreement, dated November 13, 2015, to the Credit Agreement, dated as of August 25, 2014, by and among LCI Shipholdings, Inc., a non-resident corporation organized under the laws of the Republic of the Marshall Islands, as borrower, International Shipholding Corporation, as guarantor, and Citizens Asset Finance, Inc. (f/k/a RBS Asset Finance, Inc.), a New York corporation, as lender.

10.6*

Consent Agreement, dated as of January 21, 2016, to the Waiver Agreement, Consent and Sixth Amendment, dated as of November 13, 2015, to the Credit Agreement, dated as of September 24, 2013, by and among International Shipholding Corporation and thirteen of its subsidiaries, as borrowers, and Regions Bank, as administrative agent and collateral agent, and Regions Bank, Capital One, N.A., Branch Banking and Trust Company, and Whitney Bank, as lenders.

10.7*

Waiver and Amendment, dated January 29, 2016, to the Assignment, Assumption, Amendment and Restatement of the Credit Agreement, dated June 10, 2015, to the Credit Agreement, dated as of June 20, 2011, by and among Dry Bulk Australia Ltd. and Dry Bulk Americas Ltd., as joint and several borrowers, the Registrant, as guarantor, and ING Bank N.V. London branch, as lender, facility agent and security trustee.

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

Date:   May 6, 2016